Form 10-Q
period 2008-05-31
Incoming,Inc.
filed 2008-08-11
CIK 1423325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

            For the transition period             to            .
                                     -------------  ------------


                        Commission File Number 333-152012

                                 INCOMING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       Pending
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

                          8300 N.Hayden Road, Suite 207
                            Scottsdale, Arizona 85258
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (480) 945-3477
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     [ ]     Accelerated filer          [ ]
Non-accelerated filer       [ ]     Smaller reporting company  [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the  registrant  filed all  documents  and reports  required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 08, 2008, there were 4,500,000 shares of common stock, par value $0.001, outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.











                                 INCOMING, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2008

                                   (Unaudited)













BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INCOMING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                       May 31,      November 30,
                                                        2008           2007
                                                        ----           ----
                                                    (Unaudited)      (Audited)
                                     ASSETS
                                     ------
Current assets
   Cash                                              $   2,749      $  12,480
                                                     ---------      ---------
     Total current assets                                2,749         12,480

   Property and equipment, net                           1,091          1,180
                                                     ---------      ---------
Total assets                                         $   3,840      $  13,660
                                                     =========      =========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------
Current liabilities
   Accounts payable and accrued liabilities          $   9,058      $   5,822
   Due to related parties                                  530            530
   Notes payable related parties                        10,403         10,065
                                                     ---------      ---------
      Total current liabilities                         19,991         16,417
                                                     ---------      ---------

Capital stock $0.001 par value;
   75,000,000 shares authorized;
   4,500,000 shares issued and outstanding               4,500          4,500

Deficit accumulated during the development stage     (  20,651)      (  7,257)
                                                     ---------      ---------
Total Stockholders' Equity                           (  16,151)      (  2,757)
                                                     ---------      ---------
Total Liabilities and Stockholders' Equity           $   3,840      $  13,660
                                                     =========      =========


   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months     Three Months     Six Months    December 22, 2006     December 22, 2006
                                          Ended            Ended           Ended      (Inception) Through   (Inception) Through
                                         May 31,           May 31,         May 31,           May 31,               May 31,
                                          2008              2007            2008              2007                  2008
                                          ----              ----            ----              ----                  ----
Revenue                              $          -     $           -     $           -     $           -         $          -
                                     ------------     -------------     -------------     -------------         ------------

Expenses:
 Amortization                        $         44     $           -     $          89     $           -         $         89
 Accounting and audit fees                  3,000                 -             5,000                 -                8,500
 General and administrative                 1,156                 -             4,072                 -                4,812
 Legal                                        520                 -               520                 -                  520
 Management                                     -                 -             1,000                 -                3,000
 Organization costs                             -                 -                 -               530                  530
 Rent                                         544                 -             1,478                 -                1,900
 Transfer agent                               897                 -               897                 -                  897
                                     ------------     -------------     -------------     -------------         ------------
                                            6,161                 -            13,056               530               20,248
                                     ------------     -------------     -------------     -------------         ------------
Loss from operations                  (     6,161)                -      (     13,056)     (        530)         (    20,248)
Other income (expense)
 Interest expense                     (       170)                -      (        338)                -          (       403)
                                     ------------     -------------     -------------     -------------         ------------
Income (loss) before provision
for income tax                        (     6,331)                -      (     13,394)     (        530)         (    20,651)

Provision for income tax                        -                 -                 -                 -                    -
                                     ------------     -------------     -------------     -------------         ------------
Net income (loss)                    $(     6,331)    $           -     $(     13,394)    $(        530)        $(    20,651)
                                     ============     =============     =============     =============         ============

Net income (loss) per share          $(      0.01)    $           -     $(       0.01)    $(       0.00)
                                     ============     =============     =============     =============

Weighted average number of common
shares outstanding                      4,500,000                 -         4,500,000                  -
                                     ============     =============     =============     ==============


   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months        December 22, 2006      December 22, 2006
                                                                  Ended         (Inception) Through    (Inception) Through
                                                                 May 31,               May 31,                May 31,
                                                                  2008                  2007                   2008
                                                                  ----                  ----                   ----

Cash Flows From Operating Activities:
   Net income (loss)                                           $(  13,394)          $(      530)            $(  20,651)

   Adjustment to reconcile net income to net cash
   provided by (used for) operating activities:
     Amortization                                                      89                     -                     89
     Accounts payable and accrued liabilities                       3,236                     -                  9,058
     Accounts payable related parties                                   -                   530                    530
                                                                ---------            ----------              ---------
       Net cash provided by (used for) operating
       activities                                               (  10,069)                    -              (  10,974)
                                                                ---------            ----------              ---------
Cash Flows From Investing  Activities
    Purchase of fixed assets                                            -                     -              (   1,180)
                                                                ---------            ----------             ----------
       Net cash provided by (used for) investing activities             -                     -              (   1,180)
                                                                ---------            ----------             ----------
Cash Flows From Financing Activities:
    Loan payable - related party                                      338                     -                 10,403
    Proceeds from issuance of common stock                              -                     -                  4,500
                                                                ---------            ----------             ----------
       Net cash provided by (used for) financing
       activities                                                     338                     -                 14,903
                                                                ---------            ----------             ----------
                                                                                                                Cont'd

   The accompanying notes are an integral part of these financial statements


                                 INCOMING, INC.
                          (A Development Stage Company)                   Cont'd
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months        December 22, 2006      December 22, 2006
                                                                  Ended         (Inception) Through    (Inception) Through
                                                                 May 31,               May 31,                May 31,
                                                                  2008                  2007                   2008
                                                                  ----                  ----                   ----

Net Increase (Decrease) In Cash                                 (   9,731)                    -                  2,749

Cash At The Beginning Of The Period                                12,480                     -                      -
                                                                ---------            ----------             ----------
Cash At The End Of The Period                                  $    2,749           $         -             $    2,749
                                                                =========            ==========             ==========

Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------
None

Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                                $        -           $         -             $        -
                                                                =========            ==========             ==========
       Income Taxes                                            $        -           $         -             $        -
                                                                =========            ==========             ==========


   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               December 22, 2006 (Inception) Through May 31, 2008
                                   (Unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                              Common Shares             During the
                                                              -------------            Development
                                                          Number         Par Value        Stage           Total
                                                          ------         ---------        -----           -----
Balances, December 22, 2006                                     -       $        -    $         -    $          -

Issued for cash:
Common stock November, 2007 - at $0.001                 4,500,000            4,500               -           4,500
Net gain (loss) for the period ended November 30, 2007          -                -      (    7,257)     (    7,257)
                                                        ---------        ---------      -----------     -----------
Balances, November 30, 2007                             4,500,000            4,500      (    7,257)     (    2,757)

Net gain (loss) for the period ended May 31, 2008               -                -      (   13,394)     (   13,394)
                                                        ---------        ---------      -----------     -----------
Balances, May 31, 2008                                  4,500,000       $    4,500    $ (   20,651)  $  (   16,151)
                                                        =========        =========      ===========     ===========


   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on December 22, 2006, and its fiscal year end is November 30. The Company is engaged in distribution of American Urban Streetwear and Hip Hop clothing labels in the Eastern European market.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $17,242, and has accumulated deficit of $20,651 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 4,500,000 shares of capital stock for the net proceeds of $4,500 and loans from director in the amount of $10,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2007 included in the Company's S-1 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited) - Page 2

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Development Stage Company
              -------------------------
              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

              Revenue Recognition
              -------------------
              Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

              Impairment of Long-lived Assets
              -------------------------------
              Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S.dollars,the foreign currency monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited) - Page 3


Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

              Foreign Currency Translation - (cont'd)
              ----------------------------
              average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------
              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

              Income Taxes
              ------------
              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Recent Accounting Pronouncements
              --------------------------------
              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited) - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------

              statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

              In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited) - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              (a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

              (b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

              In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.


Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from December 22, 2006 (inception) to November 30, 2007, the Company issued 4,500,000 shares of common stock to its directors for total proceeds of $4,500.

              To May 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited) - Page 6

Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the period ended May 31, 2008 management services of $1,000 (November 30, 2007 - $2,000) were charged to operations.

              b) During the period ended November 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $10,000 of principal, and $403 of accrued interest payable.

              c) As at May 31, 2008 the Company owed $530 (November 30, 2007, - $530) to the President of the Company for expenses incurred on behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements
--------------------------
This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
- risks related to our international operations and currency exchange fluctuations;
- risks related to product liability claims;
- other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs,estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial  statements  are  stated  in United States  dollars (US$) and  are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Incoming" mean Incoming, Inc., unless otherwise indicated.

Our Current Business
--------------------
We were formed on December 22, 2006. Our plan is to build an apparel and footwear portfolio of Urban Streetwear and Hip Hop American labels in Urban Fashion industry for export and distribution in Eastern European and Russian markets. Our goal is to uniquely position ourselves as a niche dealer and distributor of American Urban Streetwear and Hip Hop clothing labels in the Eastern European market. We plan to specialize in distribution and selling of apparel brands consisting of Urban Streetwear, Hip Hop Clothing, Snowboard and Skateboarding Apparel and Hipster-inspired all American clothing brands. Our target market is fashion minded urban consumers in their twenties and early thirties living in major urban areas of Eastern Europe.

We plan to create our portfolio of apparel labels by sourcing them through industry trade shows, directly contacting North American label manufacturers, searching through apparel industry publications, ads and referrals. We are planning to create two separate segments of our portfolio:

-Hip Hop apparel including footwear and accessories with focus on providing customers with a selection of high-end, contemporary apparel and accessories, at a medium to higher price points that are generally a better fit for department stores, chain stores and boutiques. This segment represent an apparel that appear to be more mainstream and will be targeting younger men and women in the eighteen to thirty five years old age category.

-Urban Streetwear including footwear and accessories that will cater to consumers in major urban areas who are shopping less in department stores and more in other channels, such as specialty shops, boutiques and mid-tier locations where uniqueness and value is perceived to be higher. This is a niche urban casual apparel segment that holds a higher degree of exclusivity, perceived to be edgier and appeal to a younger audience.

We will evaluate the consumer response to the introduced new merchandise by working closely with the Distributor and deciding on whether to keep or adjust our product lines. Then we will develop a more detailed plan of operations including types of products and next order volumes.


RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended May 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                                       Six Months        December 22, 2006
                                         Ended         (Inception) Through
                                        May 31,               May 31,
                                         2008                  2007
                                         ----                  ----
Revenue                              $          -          $          -
General and Administrative Expenses  $     13,394          $        530
                                     ------------          ------------
Net Loss                             $     13,394          $        530
                                     ------------          ------------

Revenue
-------
We have not generated any revenue during the period from December 22, 2006 (Inception) to May 31, 2008.

Operating Costs and Expenses
----------------------------
The major components of our expenses for the six-month period ended May 31, 2008, and for the period ended May 31, 2007, are outlined in the table below:

                                                     December 22, 2006
                                      Six Months    (Inception) Through
                                     Ended May 31,         May31,
                                         2008              2007
                                         ----              ----

   Amortization                     $         89       $         -
   Accounting and audit fees               5,000                 -
   General and administrative              4,072                 -
   Legal                                     520                 -
   Interest expense                          338                 -
   Management                              1,000                 -
   Organization costs                          -               530
   Rent                                    1,478                 -
   Transfer agent                            897                 -
                                    ------------       -----------
                                    $     13,394       $       530
                                    ============       ===========
Operating Expenses

The increase in our operating costs during the six months ended May 31, 2008, compared to the period ended May 31, 2007, was due to the increase in general and administrative costs, management fees, rent, transfer agent expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. These changes are associated with the increase in our corporate activities and expenditures related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------
                                Six Months     Year Ended
                               Ended May 31,   November 30,
                                   2008           2007
                                   ----          -----

Current Assets                  $   2,749      $  12,480
Current Liabilities              ( 19,991)      ( 16,417)
                                ---------      ---------
Working Capital Deficiency      $( 17,242)     $(  3,937)
                                =========      =========

Cash Flows
----------

                                        Six Months    December 22, 2006
                                          Ended      (Inception) Through
                                         May 31,           May 31,
                                           2008             2007
                                           ----             ----

Cash used in Operating Activities       $ (   10,069)    $        -
Cash used by Investing Activities                  -              -
Cash provided by Financing Activities            338              -
                                        ------------     ----------
Net Decrease in Cash                    $ (    9,731)    $        -
                                        ============     ==========

We had cash of $2,749, and accounts payable and accrued liabilities and current portion of amounts due to related parties totalling $19,991 for a working capital deficiency of $17,242 as of May 31, 2008.

We expect to spend approximately $14,000 on initial testing of new merchandise in the foreign market. As well, we anticipate spending an additional $16,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $30,000. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

During the six-month period ended May 31, 2008, we used cash in operating activities in the amount of $9,731 and $Nil during the period ended May 31, 2007. Cash used in operating activities was from proceeds from the issuance of common stock totalling $4,500 and a loan from the Company's director in the amount of $10,000. These funds were received during the year ended November 30, 2007.

Cash from Investing  Activities

No cash was used or provided in investing activities during the six-month period ended May 31, 2008.

Cash from Financing Activities

To May 31, 2008, the Company has funded its initial operations through the issuance of 4,500,000 shares of capital stock for proceeds of $4,500 and through the loans and cash advances from our directors totalling $10,993.

 Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and advances from our directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended November 30, 2007, included in our registration statement on the Form S-1 filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2008, our company has accumulated losses of $20,651 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings
-----------------
We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. To date the Company has not issued any shares of common stock pursuant to this Registration Statement.

Off-Balance Sheet Arrangements
------------------------------
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risks and Uncertainties

INDUSTRY RISK FACTORS
---------------------


We operate in very competitive markets and may be unable to compete effectively in the worldwide "Urban Fashion" retailing industry
--------------------------------------------------------------------------------
Competition in the Urban Fashion retailing industry is intense. We face a variety of competitive challenges from domestic and international apparel retailers, including a number of competitors that have substantially greater financial and marketing resources than we do. The principal competitive factors include product price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services. Due to limited financing, and fierce competition from multinational wholesalers and retailers we may not be able to generate revenues and will have to cease operations. In addition, it is possible that mass-market discount retailers will increase their investment and enclose Urban Streetwear and Hip Hop clothing in their retail operations, thereby achieving greater market penetration and placing additional competitive pressures on our business.

The wholesale apparel market is highly competitive with few barriers to entry. We compete against a diverse group of wholesalers and retailers offering casual wear and streetwear apparel of European brands such as Scotch&Soda, Broadway "NYC Fashion", No Excess, 4you, Aigle, as well as products by local fashion designers and companies; including B.O. Connections, Befree, and Canoe, among many others.

 The level of competition we face from these and other brands varies depending on the product segment, as many of our competitors do not offer Hip Hop clothing brands. Our greatest competition is generally in women's apparel, skateboarding and snowboarding apparel segments. Many of our competitors are larger than us and have substantially greater resources than us and, as a result, may be able to adapt more quickly to changing market conditions and exploit new opportunities and supply their products more quickly and effectively than us. Many of these brands have better name recognition among consumers and purchase significantly more merchandise from vendors.


We rely on third parties to manufacture and distribute the products we re-sell
------------------------------------------------------------------------------
We will depend on the Urban Streetwear and Hip Hop clothing brand suppliers to manufacture and supply the merchandise that we will be re-selling. If these brand manufacturers are unable to secure sufficient supplies of raw materials, or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these brand manufacturers increase for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of inventory would increase, adversely affecting our results of operations. We will depend on third parties to transport and deliver merchandise. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our merchandise for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

We currently do not have long-term agreements with any of our potential brand manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time in the future. There is also substantial competition among wholesalers for quality brand manufacturers. To the extent we are unable to secure or maintain relationships with quality brand manufacturers, our business could be harmed.


We may be unable to keep up with constantly changing fashion trends
-------------------------------------------------------------------
Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our consumers and to provide merchandise that satisfies such fashion tastes in a timely manner. The worldwide Urban Fashion industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, the cyclical nature of the worldwide clothing and footwear retailing industry also requires us to secure significant level of inventory, especially prior to peak selling seasons when all fashion retailers build up their inventory levels. As a result, if we fail to properly gauge the fashion tastes of consumers, or to respond in a timely manner, this failure could adversely affect consumer acceptance of merchandise we re-sell and leave us with inventory deficiency or inventory surplus. If that occurs, we may be forced to seek additional suppliers to fill in the inventory deficit or to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which would negatively impact financial results.

The results of our wholesale businesses will be affected by the buying plans of our customers, which will include smaller independent retailers and boutique stores. Our customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store, to decrease the quantity of merchandise purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our merchandise.


The worldwide fashion retailing industry is heavily influenced by general economic cycles
--------------------------------------------------------------------------------
Fashion retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel, footwear and related goods tend to be highly correlated with the cycles of the levels of disposable income of our consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our net sales and results of operations.

Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our sales and our results of operations. Because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than other retailers. Therefore, we may not be profitable if there is a decline in consumer spending patterns.


Our international operations are subject to political and economic risks
------------------------------------------------------------------------
We expect that most of our sales will be generated outside the United States. We will be accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

   o political and economic instability;
   o inflation;
   o exchange controls and currency exchange rates;
   o foreign tax treaties and policies; and
   o restrictions on the transfer of funds to and from foreign countries.

Our financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates. These fluctuations could cause our results of operations to vary materially. From time to time, we may enter into agreements seeking to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in reducing our exposure to currency fluctuations or may not be available at a cost effective price. We are not currently entered into any of these agreements.

COMPANY RISK FACTORS
--------------------


There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your investment.
--------------------------------------------------------------------------------
Our auditors have discussed their uncertainty regarding our business operations in their audit report dated January 15,2008.This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.


We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 22, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made.Our net loss since inception on December 22, 2006 to May 31,2008 is $20,651.Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues.We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.


We are mainly dependent upon the funds to be raised in equity financing to advance our business, the proceeds of which may be insufficient to achieve adequate revenues to remain in business and our business will fail.
--------------------------------------------------------------------------------
We have limited operations. We need additional funds to pay for marketing, professional fees, travel and general and administrative expenditures. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out
of revenues. There is no assurance  that any  additional  financing   will  be
available,or if available, on terms that will be acceptable to us. If we are not able to obtain needed financing, we may have to cease operations and investors will lose all of their investment.


We depend on key personnel.
---------------------------
Our future success will depend in part on the continued service of key personnel, particularly Yury Nesterov, our President and Chief Executive Officer. Our future success will also depend on our ability to attract and retain key managers, sales people and others. We face intense competition for these individuals from well established multinational, national and regional wholesale and retail companies. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Because our management does not have prior experience in apparel wholesale, our business has a higher risk of failure.
--------------------------------------------------------------------------------
Our directors do not have experience in the apparel wholesale industry. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing, sales and business development consultants.Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.


Because our directors will own 52.3% of our outstanding common stock, if the minimum amount of the offering will be sold, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------
Our directors, Yury Nesterov and Elena Djafarova, own 100% of the outstanding shares of our common stock as of the date of this quarterly report. On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. If minimum amount of the shares will be sold, our directors will own 52.3% of our outstanding common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.


We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Incoming, Inc.
--------------------------------------------------------------------------------
We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in Incoming will need to come through appreciation of the stock's price.


Failure to achieve and maintain  effective  internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.
--------------------------------------------------------------------------------
It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending November 30, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending November 30, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.


RISK FACTORS RELATING TO OUR COMMON STOCK
-----------------------------------------


There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers' network; therefore, our investors may not be able to sell their shares.
--------------------------------------------------------------------------------
Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Neither we nor our selling stockholders have engaged an underwriter for this offering, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

     - variations in our quarterly operating results;
     - changes in general economic conditions and in the "Urban Fashion" retailing industry;
     - announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures,or capital commitments;
     - loss of a major customer, partner or joint venture participant; and
     - the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.


Once publicly trading, the application of the "Penny Stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a "Penny Stock", for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:
--------------------------------------------------------------------------------

      - that a broker or dealer approve a person's account for transactions in penny stocks; and
      - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      - obtain financial information and investment experience objectives of the person; and
      - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     - sets forth the basis on which the broker or dealer made the suitability determination; and
     - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
     - Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.


Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.
--------------------------------------------------------------------------------
We expect the market for our common shares to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.


You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of May 31, 2008, we had 4,500,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number    Title of Document
------    -----------------
   3.1    Articles of Incorporation *
   3.2    Bylaws *
  10.1    Distribution and Marketing Agreement*
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incoming, Inc.
                                    /s/ Yury Nesterov
                                    -----------------------------
                                    Yury Nesterov
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)
                                    Dated: August 8, 2008

                                    /s/ Elena Djafarova
                                    -----------------------------
                                    Elena Djafarova
                                    Chief Financial Officer, Secretary
                                    Treasurer and Director
                                    (Principal Accounting Officer)
                                    Dated: August 8, 2008