Form 10-Q
period 2008-08-31
Incoming,Inc.
filed 2008-10-15
CIK 1423325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended August 31, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period            to           .
                             ------------  -----------

                        Commission File Number 333-152012

                                 INCOMING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       Pending
 -------------------------------           -----------------------------------
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


                                      None
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 14, 2008, there were 4,500,000 shares of common stock, par value $0.001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.













                                 INCOMING, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 August 31, 2008

                                   (Unaudited)













BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INCOMING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      August 31,   November 30,
                                                         2008         2007
                                                         ----         ----
                                                      (Unaudited)   (Audited)
                                     ASSETS
                                     ------

Current assets
  Cash                                                $        12  $  12,480
  Accounts receivable                                       3,524          -
                                                      -----------  ---------
    Total current assets                                    3,536     12,480

  Property and equipment, net                               1,047      1,180
                                                      -----------  ---------
Total assets                                          $     4,583  $  13,660
                                                      ===========  =========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------
Current liabilities
  Accounts payable and accrued liabilities            $    12,749  $   5,822
  Due to related parties                                    1,130        530
  Notes payable related parties                            10,573     10,065
                                                      -----------  ---------
    Total current liabilities                              24,452     16,417
                                                      -----------  ---------

Capital stock $0.001 par value;
  75,000,000 shares authorized;
  4,500,000 shares issued and outstanding                   4,500      4,500

Deficit accumulated during the development stage       (   24,369)  (  7,257)
                                                      -----------  ---------
Total Stockholders' Equity                             (   19,869)  (  2,757)
                                                      -----------  ---------
Total Liabilities and Stockholders' Equity            $     4,583  $  13,660
                                                      ===========  =========



  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months  Three Months    Nine Months   December 22, 2006    December 22, 2006
                                                  Ended         Ended           Ended     (Inception) Through  (Inception) Through
                                                August 31,     August 31,     August 31,       August 31,           August 31,
                                                  2008           2007            2008             2007                 2008
                                                  ----           ----            ----             ----                 ----
Sales                                         $     3,524    $         -     $     3,524     $         -            $     3,524
Cost of sales                                       2,358              -           2,358               -                  2,358
                                               ----------     ----------      ----------      ----------             ----------
Gross profit                                        1,166              -           1,166               -                  1,166
                                               ----------     ----------      ----------      ----------             ----------
Expenses:
  Amortization                                         44              -             133               -                    133
  Accounting and audit fees                         3,000              -           8,000               -                 11,500
  General and administrative                          825              -           4,897               -                  5,637
  Legal                                                 -              -             520               -                    520
  Management                                            -              -           1,000               -                  3,000
  Organization costs                                    -              -               -             530                    530
  Rent                                                544              -           2,022               -                  2,444
  Transfer agent                                      300              -           1,197               -                  1,197
                                               ----------     ----------      ----------      ----------             ----------
                                                    4,713              -          17,769             530                 24,961
                                               ----------     ----------      ----------      ----------             ----------
Loss from operations                           (    3,547)             -      (   16,603)     (      530)            (   23,795)
Other income (expense)
   Interest expense                            (      171)             -      (      509)              -             (      574)
                                               ----------     ----------      ----------      ----------             ----------
Income (loss) before provision for income tax  (    3,718)             -      (   17,112)     (      530)            (   24,369)
Provision for income tax                                -              -               -               -                      -
                                               ----------     ----------      ----------      ----------             ----------
Net income (loss)                             $(    3,718)   $         -     $(   17,112)    $(      530)           $(   24,369)
                                               ==========     ==========      ==========      ==========             ==========

Net income (loss) per share                   $(     0.01)   $(     0.00)    $(     0.01)    $(     0.00)
                                               ==========     ==========      ==========      ==========

Weighted average number of common
shares outstanding                              4,500,000              -       4,500,000               -
                                               ==========     ==========      ==========      ==========

  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months       December 22, 2006        December 22, 2006
                                                              Ended         (Inception) Through       (Inception) Through
                                                             August 31,          August 31,                August 31,
                                                               2008                 2007                      2008
                                                               ----                 ----                      ----
Cash Flows From Operating Activities:
  Net income (loss)                                         $(  17,112)         $(      530)              $ ( 24,369)

  Adjustment to reconcile net income to net cash
  provided by (used for) operating activities:
    Amortization                                                   133                    -                      133
    Accounts receivable                                      (   3,524)                   -                 (  3,524)
    Accounts payable and accrued liabilities                     6,927                    -                   12,749
    Accounts payable related parties                               600                  530                    1,130
                                                             ---------           ----------                ---------
     Net cash provided by (used for) operating
     activities                                              (  12,976)                   -                 ( 13,881)
                                                             ---------           ----------                ---------
Cash Flows From Investing  Activities
  Purchase of fixed assets                                           -                    -                 (  1,180)
                                                             ---------           ----------                ---------
     Net cash provided by (used for) investing activities            -                    -                 (  1,180)
                                                             ---------           ----------                ---------
Cash Flows From Financing Activities:
  Loan payable - related party                                     508                    -                   10,573
  Proceeds from issuance of common stock                             -                    -                    4,500
                                                             ---------           ----------                ---------
     Net cash provided by (used for) financing activities          508                    -                   15,073
                                                             ---------           ----------                ---------
                                                                                                              Cont'd

  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Cont'd

                                                            Nine Months       December 22, 2006        December 22, 2006
                                                              Ended         (Inception) Through       (Inception) Through
                                                             August 31,          August 31,                August 31,
                                                               2008                 2007                      2008
                                                               ----                 ----                      ----

Net Increase (Decrease) In Cash                              (  12,468)                   -                       12

Cash At The Beginning Of The Period                             12,480                    -                        -
                                                             ---------           ----------                ---------
Cash At The End Of The Period                               $       12          $         -               $       12
                                                             =========           ==========                =========

Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------
None

Supplemental Disclosure
-----------------------
 Cash paid for:
      Interest                                              $        -          $         -               $        -
                                                             =========           ==========                =========
      Income Taxes                                          $        -          $         -               $        -
                                                             =========           ==========                =========


  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              December 22, 2006 (Inception) Through August 31, 2008
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                               Common Shares           During the
                                                          ------------------------     Development
                                                            Number      Par Value         Stage         Total
                                                          ---------    -----------         -----        -----
Balances, December 22, 2006                                       -    $         -      $        -    $        -

Issued for cash:
Common stock November, 2007 - at $0.001                   4,500,000          4,500               -         4,500
Net gain (loss) for the period ended November 30, 2007            -              -       (   7,257)    (   7,257)
                                                          ---------     ----------       ---------     ---------
Balances, November 30, 2007                               4,500,000          4,500       (   7,257)    (   2,757)

Net gain (loss) for the period ended August 31, 2008              -              -       (  17,112)    (  17,112)
                                                          ---------     ----------       ---------     ---------
Balances, August 31, 2008                                 4,500,000    $     4,500      $(  24,369)   $(  19,869)
                                                          =========     ==========       =========     =========

  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2008
                                   (Unaudited)


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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $20,928, and has accumulated deficit of $24,369 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 4,500,000 shares of capital stock for the net proceeds of $4,500 and loans from director in the amount of $10,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2007 included in the Company's S-1 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited) - Page 2



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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the period ended August 31, 2008, were $0.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited) - Page 3


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

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

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited) - Page 4


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

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited) - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------

              In December 2007, the FASB issued two new statements: (a.)SFAS No. 141 (revised 2007), Business Combinations, and (b.) No.160, Non-controlling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

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

              In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited) - Page 6

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

             Recent Accounting Pronouncements - (cont'd)
             ---------------------------------

           a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

           b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

           c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

           d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting
              Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

              On May 26,2008, the FASB issued FASB Statement No.163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163").SFAS No.163 clarifies how FASB Statement No.60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

              The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited) - Page 7

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

              On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. As of August 31, 2008, the Company has not issued any shares of common stock pursuant to this Registration Statement.

              To August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the period ended August 31, 2008 management services of $1,000 (November 30, 2007 - $2,000) were charged to operations.

              b) During the period ended November 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $10,000 of principal, and $573 of accrued interest payable.

              c) As at August 31, 2008, the Company owed $1,130 (November 30, 2007, - $530) to the President of the Company for cash advances and expenses incurred on behalf of the Company.

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


RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the nine-month period ended August 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.


Financial Data Summary
----------------------
                                       Nine Months        December 22, 2006
                                         Ended         (Inception) Through
                                        August31,            August 31,
                                         2008                  2007
                                         ----                  ----

Revenue                              $      3,524          $          -
General and Administrative Expenses  $     18,278          $        530
                                     ------------          ------------
Net Loss                             $     17,112          $        530
                                     ------------          ------------

Revenue
-------
                                      Nine Months        December 22, 2006
                                         Ended         (Inception) Through
                                        August31,            August 31,
                                         2008                  2007
                                         ----                  ----

Sales                              $      3,524          $          -
Cost of sales                             2,358                     -
                                     ------------          ------------
Gross profit                       $      1,166          $          -
                                     ============          ============

Operating Costs and Expenses
----------------------------

The major components of our expenses for the nine-month period ended August 31, 2008, and for the period ended August 31, 2007, are outlined in the table below:

                                                           December 22, 2006
                                  Nine Months            (Inception) Through
                                 Ended August 31,             August 31,
                                      2008                      2007
                                      ----                      ----

Amortization                       $       133               $         -
Accounting and audit fees                8,000                         -
General and administrative               4,897                         -
Legal                                      520                         -
Interest expense                           509                         -
Management                               1,000                         -
Organization costs                           -                       530
Rent                                     2,022                         -
Transfer agent                           1,197                         -
                                    ----------                ----------
                                   $    18,278               $       530
                                    ==========                ==========

Operating Expenses
------------------
The increase in our operating costs during the nine months ended August 31, 2008, compared to the period ended August 31, 2007, was due to the increase in general and administrative costs, management fees, rent, transfer agent expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. These changes are associated with the increase in our corporate activities and expenditures related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------
                                Nine Months      Year Ended
                             Ended August 31,   November 30,
                                   2008             2007
                                   ----            -----

Current Assets                  $   3,536        $  12,480
Current Liabilities              ( 24,452)        ( 16,417)
                                ---------        ---------
Working Capital Deficiency      $( 20,916)       $(  3,937)
                                =========        =========

Cash Flows
----------

                                        Nine Months    December 22, 2006
                                          Ended      (Inception) Through
                                        August 31,        August 31,
                                           2008             2007
                                           ----             ----

Cash used in Operating Activities       $ (   12,976)    $        -
Cash used by Investing Activities                  -              -
Cash provided by Financing Activities            508              -
                                        ------------     ----------
Net Decrease in Cash                    $ (   12,480)    $        -
                                        ============     ==========


As of August 31, 2008, our current assets consisted of cash of $12, and accounts receivable of $3,524. Our accounts payable and accrued liabilities and current portion of amounts due to related parties were $24,452. As a result we had a working capital deficiency of $20,916 as of August 31, 2008.

We expect to spend approximately $12,000 on initial testing of new merchandise in the foreign market. As well, we anticipate spending an additional $16,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $28,000. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities
---------------------------------
During the nine-month period ended August 31, 2008, we used cash in operating activities in the amount of $12,976 and $Nil during the period ended August 31, 2007. Cash used in operating activities was from proceeds from the issuance of common stock totalling $4,500 and a loan from the Company's director in the amount of $10,000. These funds were received during the year ended November 30, 2007.

Cash from Investing Activities
------------------------------
No cash was used or provided in investing activities during the nine-month period ended August 31, 2008.

Cash from Financing Activities
------------------------------
To August 31, 2008, the Company has funded its initial operations through the issuance of 4,500,000 shares of capital stock for proceeds of $4,500 and through the loans and cash advances from our directors totalling $11,593.

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

Going Concern
-------------
The audited financial statements for the year ended November 30, 2007, included in our registration statement on the Form S-1 filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2008, our company has accumulated losses of $24,369 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.


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


We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 22, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made.Our net loss since inception on December 22, 2006 to August 31,2008 is $24,369. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating substantial revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.


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


You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of August 31,2008, we had 4,500,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended August 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incoming, Inc.
                                    /s/ Yury Nesterov
                                    -----------------------------
                                    Yury Nesterov
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)
                                    Dated: October 15, 2008

                                    /s/ Elena Djafarova
                                    -----------------------------
                                    Elena Djafarova
                                    Chief Financial Officer, Secretary
                                    Treasurer and Director
                                    (Principal Accounting Officer)
                                    Dated: October 15, 2008