Form 10-K
period 2008-11-30
Incoming,Inc.
filed 2009-02-27
CIK 1423325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

                       Commission files number 333-152012

                                 INCOMING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                       Pending
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

                         8300 N. Hayden Road, Suite 207
                            Scottsdale, Arizona 85258
          -------------------------------------------------------------
          (Address of principal executive officers, including Zip Code)

                                 (480) 945-3477
                      -------------------------------------
                           (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                   Accelerated filer          [ ]
Non-accelerated filer   [ ]                   Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 30, 2008, was $Nil.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 25, 2009, there were 8,570,000 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                             5
Item 1A. Risk Factors                                                         9
Item 2.  Properties                                                          17
Item 3.  Legal Proceedings                                                   17
Item 4.  Submission of Matters to a Vote of Securities Holders               17

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                            19
Item 8.  Financial Statements                                                23
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            38
Item 9A. Controls and Procedures                                             38

                                    Part III

Item 10. Directors and Executive Officers                                    38
Item 11. Executive Compensation                                              40
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     42
Item 13. Certain Relationships and Related Transactions and Director
         Independence                                                        43
Item 14. Principal Accounting Fees and Services                              44

                                     Part IV

Item 15. Exhibits                                                            44

Signatures                                                                   45

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the "Company" and "Incoming" mean Incoming, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

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

We have entered into an agreement with OOO Propaganda (the "Propaganda", or Distributor), a distributor located in Russian Federation where Propaganda was granted the non-exclusive and non-assignable right to re-sell products supplied by Incoming, Inc.

Our target market is fashion minded urban consumers, in their twenties and early thirties, living in major urban areas of such fashion driven cities as Moscow, Saint Petersburg, Yekaterinburg, etc.

We have generated $3,254 in revenues, and have incurred $32,839 in losses since our inception on December 22, 2006, and have relied upon the sale of our securities in unregistered private placement transactions and loans and cash advances from our President, Mr. Yury Nesterov, to fund our operations. We are a development stage company and we do not expect to generate sufficient revenue for the next twelve months which would be enough to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2008, our independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Market and Industry Overview
----------------------------
Industry
--------
Hip-hop fashion is a distinctive style of dress originating with the African-American and Latino youth in major cities in the United States. Each city contributed various elements to its overall style seen worldwide today. Hip hop fashion complements the expressions and attitudes of hip hop culture in general. Hip hop fashion has changed significantly during its history, and today it is a prominent part of popular fashion as a whole across the world and for all ethnicities. Hip-hop's foundation, built on sampling, storytelling, cultural references, and competitive attitude, encouraged an entire generation to express themselves.
                                        5

In the 1990s and beyond, many hip hop artists and executives started their own fashion labels and clothing lines. Notable examples include Wu-Tang Clan (Wu-Wear), Russell Simmons (Phat Farm), Kimora Lee Simmons (Baby Phat), Diddy (Sean John), Apple Bottom Jeans (Nelly), Damon Dash and Jay-Z (Rocawear), 50 Cent (G-Unit Clothing), Eminem (Shady Limited), 2Pac (Makaveli) and OutKast (OutKast Clothing). Other prominent hip hop fashion companies have included brands such as Karl Kani and FUBU, Ecko, Dickies, Girbaud, Enyce, Famous Stars and Straps, Bape, LRG, Timberland Boots, and Akademiks.

Today, Hip hop clothing is produced by popular and successful designers. Hip hop fashion is worn by a significant percentage of young people around the world, with a significant number of retailers that are dedicated to the sale of hip hop inspired fashions.

Due to the recent trend in hip hop fashion to revert back to the "old school", the clothing is becoming similar to early 80's form of dressing. It has geared toward a more hipster-inspired style of dressing (so-called "prep-hop"), which may include items such as polo shirts, sport coats, woven button shirts, large ornamental belt buckles, cufflinks, skull and skeleton decorations, elaborately decorated zip-up hoodies, trucker hats, tighter-fitting "vintage style" t-shirts with shorter arm sleeves, Lumberjack button ups or plaid designed shirts, Snow Inspired Fashions and tighter denim jeans. Shorter length t-shirts have become involved in recent trends, in order to expose decorated belts and belt buckles and biker chains. Although the "baggy" style of dress remains relevant, some hip hoppers forego that particular style, opting for colorful fitted prep-hop and hipster-inspired clothing as exemplified by the growing influence of rappers such as Kanye West, Common, will.i.am, and Andre 3000, as well as the tighter-fitting skater influenced styles in the case of Pharrell. 80's trends have reemerged, such as Members Only jackets, huge oversized chains and large eyeglasses.

The streetwear style is very close to hip-hop culture, urban, skaters and even surf, meaning it sports a lot of wide influences. Traditionally, denim is a large part of streetwear culture because it is easy to maintain (it won't stain and is a strong material) and so are caps.

 Another integral part of what streetwear is and what it means is that it is a very popular fashion genre, but even as it grows in stature, it still remains something underground. One factor that has helped this is the fact that many of the well known streetwear brands have not given in to a buyout by the giants of the clothing industry; this would undoubtedly bring those brands to the mainstream. Shops that sell streetwear also show close alliance to the independent brands by not selling well known brands, and sticking to their independent brands.

Through the years streetwear has developed and has been molded by its past and through pioneers like Shawn Stussy, the influence of the hip hop culture and the input of Japanese designers. However, through this sculpting and change, streetwear has managed to keep to its roots.

The core of streetwear has always been, and likely will always be, the graphic tee. It is through this medium that one can truly see what sets street fashion apart from the generic looking tees of the mainstream. This is evident in the originality and creativity found in the graphics. Rather than simply branding the shirt, streetwear companies have blessed their products with clever phrases and /or images that bestow emotional appeal upon the shirt, distinctly absent from the larger brands.

A second characteristic, which was truer today than ten years ago due to the advent of the internet, is a degree of exclusivity. True streetwear is the domain of specialty boutiques and not found in the mall. Traditionally streetwear has been reserved for those with their ear to the ground and by the time a once exclusive label reached the mainstream, those in the know had long since moved onto the next one. It is this concept of exclusivity which essentially disqualifies brands with street origins that are readily available in malls and places like Athletes World.

Finally, streetwear companies dare to tread where no others will and are continually pushing the boundaries of what some folk would consider "decency." This is evident even in the graphics and sayings that express political opinions, social commentary and elements of a more risque nature. Essentially, streetwear companies aim to stay true to themselves by not compromising their values out of fear of upsetting the general public. It is this radical attitude that separates streetwear from the generic fashion designed for the masses.

Examples of established men and women Hip-Hop clothing brands are LRG, Coogi, Baby Phat, Apple Bottoms, Luxurie by LRG, Pastry Shoes, and Sean John, Rocawear, Akademiks, G Unit, New Era, Champion Sports, Phat Farm, Vokal, Unk, Drunknmunky, Ecko, Majestic, Triple Five Soul, King Apparel, Zoo York, Elko Unlimited, Lugz and Mecca USA to name a few.

Newer urban streetwear and hip hop brands are Crown Holder, Dereon, Sneak Tip, The Originators, Junkfood Clothing, Nostic, and Black label, Crooks & Castles, Hundreds, 10 Deep, Know1edge, N4E1 - Not For Everyone, Franco Shade and 3Sixteen among others.

Market
------

In the past eight years Russia has become a consumer power. The economy is growing at an annual rate of 6.9% since 2003, with Russian and other Eastern European elites already overtaking Western Europeans in terms of conspicuous consumption, the consumer potential - and with it the scope of Western brands-is boundless once wealth trickles down to the bulk of consumers.

Russia has experienced a strong growth of retail trade that goes in hand with its rising consumer income and expenditure. In 2007, Russia was ranked one of the world's largest retail markets. Russian consumers have a higher purchasing power since the majority of the population owns a house without the burden of mortgage repayments, having inherited their housing from the state following the collapse of communism. Per capita spending on clothing and footwear has grown by almost 30% since 2000.

The style of clothes worn in Russia is similar to the rest of Europe, with young people following fashion trends. Celebrities, particularly those on TV, always signal the latest fashion trends. The population at large buys clothes and footwear in specialized shops, paying attention to latest world fashion trends.

The luxury segment of the Russian clothing and footwear market is highly developed, making it one of the most dynamic luxury markets in the world. The majority of the global luxury brands which have already established a strong presence in Russia are now launching their own distribution networks. For the last five years, luxury brands like Louis Vuitton, Salvatore Ferragamo and Burberry are expanding in Russia.

The steady growth in personal incomes, as well as ongoing real ruble appreciation, is forecasted to increase the size of the retail market. Market research reveals that the Russian market of apparel consumption grows annually by 25%. The market capacity in the average price sector made 12-13 billion US dollars, of which 40% fell on Moscow, and 17% on St. Petersburg. The sales of premium-class garments reached 2.5-3 billion US dollars, while the sales of de luxe attire were estimated at 1.5 billion US dollars.

The business profitability in the Russian apparel market remains attractive. The share of the foreign presence in the local market annually grows by 4-4.5% in capital cities, and has good prospects in the regions. Now, Russian regions are just starting to develop in response to the growing incomes of the local population. Hence, the Russian market holds a potential to upsurge its consumer activity.

The medium priced segment of Russian clothing and footwear market is evolving constantly as this segment is addressing apparel needs of majority of youth (students and young professionals). With the increasing influence of Western culture including Hollywood movies and American music on younger Russians there is a growing influence of hip hop and rap music on youth culture in Eastern Europe as well as growing popularity of snowboarding and skateboarding activities.

Just a few years ago, the eastern edge of Europe was terra incognita on hip-hop's world map. Today, European rappers also "feature" each other on songs and even provide cross-border assists when necessary. Music isn't the only thing that hip-hop imported from the U.S., its country of origin. Along came in hip hop inspired fashion with gold chains and baggy pants, hoodies and tracksuits.


Patent, Trademark,License and Franchise Restrictions and Contractual Obligations
--------------------------------------------------------------------------------
and Concessions
---------------
We currently have no pending or provisional patents or trademark applications.

Research and Development Activities
-----------------------------------
Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws
----------------------------------
We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees
---------
We have no full-time employees at the present time. Our officers and directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We  have  no  intention  of  hiring   employees  until  the  business  has  been
successfully launched and we have sufficient, reliable revenue from our operations. Our officers and directors are planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees during the coming fiscal year.

Reports to Securities Holders
-----------------------------
We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

INDUSTRY RISK FACTORS
=====================

We operate in very competitive markets and may be unable to compete effectively in the worldwide "Urban Fashion" retailing industry.
---------------------------------------------------
Competition in the Urban Fashion retailing industry is intense. We face a variety of competitive challenges from domestic and international apparel retailers, including a number of competitors that have substantially greater financial and marketing resources than we do. The principal competitive factors include product price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services. Due to limited financing, and fierce competition from multinational wholesalers and retailers we may not be able to generate revenues and will have to cease operations. In addition, it is possible that mass-market discount retailers will increase their investment and enclose Urban Streetwear and Hip Hop clothing in their retail operations, thereby achieving greater market penetration and placing additional competitive pressures on our business.

The wholesale apparel market is highly competitive with few barriers to entry. We compete against a diverse group of wholesalers and retailers offering casual wear and streetwear apparel of European brands such as Scotch& Soda, Broadway

"NYC Fashion", No Excess, 4you, Aigle, as well as products by local fashion designers and companies; including B.O. Connections, Befree, and Canoe, among many others.

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

We rely on third parties to manufacture and distribute the products we re-sell.
------------------------------------------------------------------------------
We will depend on the Urban Streetwear and Hip Hop clothing brand suppliers to manufacture and supply the merchandise that we will be re-selling. If these brand manufacturers are unable to secure sufficient supplies of raw materials, or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these brand manufacturers increase for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of inventory would increase, adversely affecting our results of operations. We will depend on third parties to transport and deliver merchandise. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our merchandise for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

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

We may be unable to keep up with constantly changing fashion trends.
-------------------------------------------------------------------
Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our consumers and to provide merchandise that satisfies such fashion tastes in a timely manner. The worldwide Urban Fashion industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, the cyclical nature of the worldwide clothing and footwear retailing industry also requires us to secure significant level of inventory, especially prior to peak selling seasons when all fashion retailers build up their inventory levels. As a result, if we fail to properly gauge the fashion tastes of consumers, or to respond in a timely manner, this failure could adversely affect consumer acceptance of merchandise we re-sell and leave us with inventory deficiency or inventory surplus. If that occurs, we may be forced to seek additional suppliers to fill in the inventory deficit or to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which would negatively impact financial results.
                                       10

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

The worldwide fashion retailing industry is heavily influenced by general
-------------------------------------------------------------------------
economic cycles.
---------------
Fashion retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel, footwear and related goods tend to be highly correlated with the cycles of the levels of disposable income of our consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our net sales and results of operations.

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

Our international operations are subject to political and economic risks.
------------------------------------------------------------------------
We expect that most of our sales will be generated outside the United States. We will be accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

   - political and economic  instability;
   - inflation;
   - exchange controls and currency exchange rates;
   - foreign tax treaties and policies; and
   - restrictions on the transfer of funds to and from foreign countries.

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

COMPANY RISK FACTORS
====================

There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your investment.
-------------------------------------------------------------
Our auditors have discussed their uncertainty regarding our business operations in their audit report dated February 23, 2009. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment. We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on December 22, 2006 ("inception") and we have realized minimal revenues of $3,524 from inception to November 30, 2008. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on December 22, 2006 to November 30, 2008, is $32,839. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues to cover these expenses. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us. If we are not able to obtain needed financing, we may have to cease operations and investors will lose all of their investment.

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

Because our management does not have prior experience in apparel wholesale, our business has a higher risk of failure.
--------------------------------------
Our directors do not have experience in the apparel wholesale industry. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing, sales and business development consultants. Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Because our directors own 52.5% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------
Our directors, Yury Nesterov and Elena Djafarova, own 52.5% of the outstanding shares of our common stock as of the date of this annual report. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Incoming, Inc.
----------------------------------------------------
We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in Incoming will need to come through appreciation of the stock's price.

Failure to achieve and maintain  effective  internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.
-----------------------------------
It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

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


RISK FACTORS RELATING TO OUR COMMON STOCK
=========================================

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

The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

     - variations in our quarterly operating results;
     - changes in general economic conditions and in the Urban Fashion retailing industry;
     - announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;
     - loss of a major customer, partner or joint venture participant; and
     - the addition or loss of key managerial and collaborative personnel.

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

Once publicly trading, the application of the "Penny Stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.
--------------------------------------------------------------------------------
The Securities and Exchange Commission has adopted Rule 3A51-1,which establishes the definition of a "Penny Stock",for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

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


You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of February 25, 2009, we had 8,570,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.
                                       16

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.
--------------------------------------------------------------------------------

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the NASDAQ National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

ITEM 2. PROPERTIES

We do not hold ownership or leasehold interest in any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended November 30, 2008.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. As of the date of this annual report we have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.

(b) Holders of Common Stock

We have 34 shareholders of record, and 8,570,000 shares outstanding as of February 25, 2009.

(c) Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

 1. we would not be able to pay our debts as they become due in the usual course of business; or

 2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Securities
--------------------------

Unregistered Securities
-----------------------
We completed an offering of 4,500,000 shares of our common stock at a price of $0.001 per share to our directors Yury Nesterov (3,000,000) and Elena Djafarova (1,500,000), on November 27, 2007. The total amount received from this offering was $4,500. We completed this offering pursuant to Regulation S of the Securities Act.

Registered Securities
---------------------
We have filed a Registration Statement on the Form S-1 with the Securities and Exchange Commission to register minimum of 4,000,000 and maximum of 15,000,000 shares of common stock, which become effective on July 11, 2008. As of the date of this annual report we have sold 4,070,000 shares of our common stock pursuant to this Registration Statement for total proceeds of $40,700.

The offer and sale of all Shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of the Private Placement Subscription Agreement, "United States Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person;

 (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust)
held   by  a  dealer  or  other fiduciary  organized, incorporated,  or (if  an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

There have been no other issuances of common or preferred stock.

Issuer Purchases of Equity Securities
-------------------------------------
We did not repurchase any of our equity securities during the years ended November 30, 2008 or 2007.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS
---------------------
The following is a discussion and analysis of our results of operation for the year ended November 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                                          Year           December 22, 2006
                                         Ended         (Inception) Through
                                      November 30,         November 30,
                                         2008                  2007
                                        ------                -----
Revenue                              $      3,524         $         -
General and Administrative Expenses  $     26,071         $     7,192
Net Loss                             $     25,582         $     7,257
                                     ------------         -----------

Revenue
-------
We have generated $3,254 and $Nil in revenues during the year ended November 30, 2008, and 2007 and incurred losses for the same years of $25,582 and $7,257 respectively.

Operating Costs and Expenses
----------------------------

The major components of our expenses for the year ended November 30, 2008, and for the period from December 22, 2006, (Inception) through November 30, 2007, are outlined in the table below:

                                       Year          December 22, 2006
                                      Ended          (Inception) Through
                                    November 30,        November 30,
                                       2008                 2007
                                       ----                 ----

   Amortization                     $      177           $        -
   Accounting and audit fees            11,000                3,500
   General and administrative            8,039                  740
   Legal fees                              520                    -
   Management                            2,000                2,000
   Organization costs                        -                  530
   Rent                                  2,838                  422
   Transfer agent                        1,497                    -
                                    ----------           ----------
                                    $   26,071           $    7,192
                                    ==========           ==========

Operating Expenses

The increase our operating cost for the year ended November 30, 2008, compared to the period from inception to November 30, 2007, was due to the increase in amortization expenses, general and administrative costs, legal fees, rent, transfer agent fees and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated with the increase in our corporate activities and increase in expenses related to implementation of our business plan.


Liquidity and Capital Resources
-------------------------------

Working Capital
---------------
                                                    December 22, 2006
                                    Year Ended     (Inception) Through
                                   November 30,        November 30,
                                       2008                2007
                                       ----                ----
Current Assets                    $      10,319      $      12,480
Current Liabilities                      39,661             16,417
                                   ------------       ------------
Working Capital Deficiency        $     (29,342)     $      (3,937)
                                   ============       ============


Cash Flows
----------

                                                          December 22, 2006
                                           Year Ended    (Inception) Through
                                          November 30,       December 30,
                                              2008                2007
                                              ----                ----

Cash used in Operating Activities         $    12,238          $       905
Cash used by Investing Activities         $         -          $     1,180
Cash provided by Financing Activities*    $       690          $    14,565
Net Increase (Decrease) in Cash           $   (11,548)         $    12,480
                                          ------------         -----------

    * - Excludes share subscription funds of $9,400 received by the Company as of November 30, 2008.

On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. As of November 30, 2008, the Company has received and held in escrow $9,387 of share subscription funds. As a result, as of November 30, 2008, we had current assets consisting of cash of $932, and "restricted" cash of $9,387 held in escrow. As of November 30, 2008, we also had current liabilities totaling $39,661 consisting of trade accounts payable and accrued liabilities of $13,889, amounts due to related party of $5,630, notes payable due to related party of $10,742 and escrow liability of $9,400 for a working capital deficiency of $29,342. The escrow liability represents share subscription funds received by the Company to November 30, 2008. Subsequent to November 30, 2008, the Company has completed the Offering and issued 4,070,000 shares of common stock at $0.010 per share for total proceeds of $40,700. The $9,400 held in escrow as of November 30, 2008, was part of these proceeds of $40,700.

In the future, in addition to equity financing, we may rely on loans from our Directors and officers to continue our operations; however, there are no assurances that our Directors will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. If we are not able to obtain needed financing, we may have to cease operations.

Cash Used In Operating Activities
---------------------------------
We used cash in operating activities in the amount of $12,238 during the year ended November 30, 2008 and $905 during the period from inception to November 30, 2007. Cash used in operating activities was funded by cash from financing activities and revenues generated during the year.

Cash Used In Investing Activities
---------------------------------
We did not use cash in investing activities during the year ended November 30, 2008. We used $1,180 during the period from inception to November 30, 2007. These funds were used for purchasing of computer and office equipment. Cash used in investing activities in fiscal 2007 was funded by cash from financing activities received by the Company in the same year.

Cash from Financing Activities
------------------------------
To November 30, 2008, the Company has mostly funded its initial operations through the issuance of 4,500,000 shares of capital stock for proceeds of $4,500, loans and cash advances from Directors totaling $16,372, and revenues of $3,524.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's Directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended November 30, 2008, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $3,524 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2008, our company has accumulated losses of $32,839 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2008, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

ITEM 8. FINANCIAL STATEMENTS

Index to the Audited Financial Statements                                   Page
-----------------------------------------                                   ----

Report of Independent Registered Public Accounting Firm                      F-2
Balance Sheets                                                               F-3
Statements of Operations                                                     F-4
Statement of Stockholders' Equity                                            F-5
Statements of Cash Flows                                                     F-6
Notes to Financial Statements                                                F-7

                                 INCOMING, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                November 30, 2008















BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944



              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
              -------------------------------------------------------

Board of Directors
Incoming, Inc.
Scottsdale, Arizona

I have audited the accompanying balance sheet of Incoming, Inc. (a development stage company) as of November 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended November 30, 2008, the period from December 22, 2006 (inception) through November 30, 2007, and for the period from December 22, 2006 (inception) through November 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Incoming, Inc. as of November 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended November 30, 2008, the period from December 22, 2006 (inception) through November 30, 2007, and for the period from December 22, 2006 (inception) through November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                /s/ Ronald R. Chadwick, P.C.
February 23, 2009                                   RONALD R. CHADWICK, P.C.

                                 INCOMING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                              November 30,     November 30,
                                                 2008               2007
                                                 ----               ----

                                     ASSETS
                                     ------
Current assets
 Cash                                         $      932         $  12,480
 Cash restricted (escrow)                          9,387                 -
                                              ----------         ---------
   Total current assets                           10,319            12,480

 Property and equipment, net                       1,003             1,180
                                              ----------         ---------
Total assets                                  $   11,322         $  13,660
                                              ==========         =========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------
Current liabilities
 Accounts payable and accrued liabilities     $   13,889         $   5,822
 Due to related parties                            5,630               530
 Notes payable related parties                    10,742            10,065
 Escrow - share subscriptions                      9,400                 -
                                              ----------         ---------
    Total current liabilities                     39,661            16,417
                                              ----------         ---------

Capital stock $0.001 par value;
  75,000,000 shares authorized;
  4,500,000 shares issued and outstanding          4,500             4,500
Deficit accumulated during the development
stage                                          (  32,839)         (  7,257)
                                              ----------         ---------
Total Stockholders' Equity                     (  28,339)         (  2,757)
                                              ----------         ---------
Total Liabilities and Stockholders' Equity    $   11,322         $  13,660
                                              ==========         =========



    The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                     Year         December 22, 2006     December 22, 2006
                                                     Ended       (Inception) Through   (Inception) Through
                                                  November 30,        November 30,          November 30,
                                                      2008               2007                  2008
                                                      ----               ----                  ----
Sales                                             $     3,524        $         -            $    3,524
Cost of sales                                           2,358                  -                 2,358
                                                  -----------        -----------            ----------
Gross profit                                            1,166                  -                 1,166
                                                  -----------        -----------            ----------
 Expenses:
  Amortization                                            177                  -                   177
  Accounting and audit fees                            11,000              3,500                14,500
  General and administrative                            8,039                740                 8,779
  Legal                                                   520                  -                   520
  Management                                            2,000              2,000                 4,000
  Organization costs                                        -                530                   530
  Rent                                                  2,838                422                 3,260
  Transfer agent                                        1,497                  -                 1,497
                                                  -----------        -----------            ----------
                                                       26,071              7,192                33,263
                                                  -----------        -----------            ----------
Loss from operations                                (  24,905)         (   7,192)             ( 32,097)
Other income (expense)
 Interest expense                                   (     677)         (      65)             (    742)
                                                  -----------        -----------            ----------
Income (loss) before provision for income tax       (  25,582)         (   7,257)             (  2,839)
Provision for income tax                                    -                  -                     -
                                                  -----------        -----------            ----------
Net income (loss)                                 $ (  25,582)       $ (   7,257)           $ ( 32,839)
                                                  ===========        ===========            ==========
Net income (loss) per share                       $ (    0.01)       $ (    0.02)
                                                  ===========        ===========
Weighted average number of common
shares outstanding                                  4,500,000            446,064
                                                  ===========        ===========




    The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                     Year         December 22, 2006     December 22, 2006
                                                     Ended       (Inception) Through   (Inception) Through
                                                  November 30,        November 30,          November 30,
                                                      2008               2007                  2008
                                                      ----               ----                  ----
Cash Flows From Operating Activities:
 Net income (loss)                                $ (  25,582)       $ (   7,257)           $ ( 32,839)

 Adjustment to reconcile net income to net cash
 provided by (used for) operating activities:
   Amortization                                           177                  -                   177
   Accounts payable and accrued liabilities             8,067              5,822                13,889
   Accounts payable related parties                     5,100                530                 5,630
                                                  -----------        -----------            ----------
     Net cash provided by (used for) operating
     activities                                     (  12,238)         (     905)             ( 13,143)
                                                  -----------        -----------            ----------

Cash Flows From Investing  Activities
 Purchase of fixed assets                                   -          (   1,180)             (  1,180)
                                                  -----------        -----------            ----------
      Net cash provided by (used for) investing
      activities                                            -          (   1,180)             (  1,180)
                                                  -----------        -----------            ----------
Cash Flows From Financing Activities:
 Loan payable - related party                             677             10,065                10,742
 Proceeds from issuance of common stock                     -              4,500                 4,500
 Cash restricted (escrow)                           (   9,387)                 -              (  9,387)
 Escrow liability - share subscriptions                 9,400                  -                 9,400
                                                  -----------        -----------            ----------
      Net cash provided by (used for) financing
      activities                                          690             14,565                15,255
                                                  -----------        -----------            ----------

Net Increase (Decrease) In Cash                     (  11,548)            12,480                   932

Cash At The Beginning Of The Period                    12,480                  -                     -
                                                  -----------        -----------            ----------
Cash At The End Of The Period                     $       932        $    12,480            $      932
                                                  ===========        ===========            ==========
                                                                                                Cont'd



    The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS                         Cont'd




Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------

None

Supplemental Disclosure
-----------------------

                                                     Year         December 22, 2006     December 22, 2006
                                                     Ended       (Inception) Through   (Inception) Through
                                                  November 30,        November 30,          November 30,
                                                      2008               2007                  2008
                                                      ----               ----                  ----

Cash paid for:
  Interest                                        $         -       $          -            $        -
                                                  ===========       ============            ==========
  Income Taxes                                    $         -       $          -            $        -
                                                  ===========       ============            ==========






    The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             December 22, 2006 (Inception) Through November 30, 2008

                                                                                         Deficit
                                                                                       Accumulated
                                                               Common Shares           During the
                                                          ------------------------     Development
                                                            Number      Par Value         Stage         Total
                                                          ---------    -----------         -----        -----
Balances, December 22, 2006                                       -    $         -      $        -    $        -

Issued for cash:
Common stock November, 2007 - at $0.001                   4,500,000          4,500               -         4,500
Net gain (loss) for the period ended November 30, 2007            -              -       (   7,257)    (   7,257)
                                                          ---------     ----------       ---------     ---------
Balances, November 30, 2007                               4,500,000          4,500       (   7,257)    (   2,757)

Net gain (loss) for the year ended November 30, 2008              -              -       (  25,582)    (  25,582)
                                                          ---------     ----------       ---------     ---------
Balances, November 30, 2008                               4,500,000    $     4,500      $(  32,839)   $(  28,339)
                                                          =========     ==========       =========     =========




    The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2008


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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $29,342, and has accumulated deficit of $32,839 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 4,500,000 shares of capital stock for the net proceeds of $4,500 and loans from director in the amount of $10,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


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

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008 - Page 2


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the period ended November 30, 2008, and 2007 were $0.

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

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflect the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008 - Page 3

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

              Recent Accounting Pronouncements
              -------------------------------
              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

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

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008 - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008 - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

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

              On May 26,2008, the FASB issued FASB Statement No.163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No.163"). SFAS No.163 clarifies how FASB Statement No.60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

              The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises."That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008 - Page 6

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
              163. Except for those disclosures, earlier application is not permitted. The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

Note 3        Capital Stock - Note 6
              -------------

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

              On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. As of November 30, 2008, the Company has received and held in escrow $9,387 of share subscription funds. As of November 30, 2008, the Company has not issued any shares of common stock pursuant to this Registration Statement.

              To November 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the year ended November 30, 2008, management services of $2,000 (November 30, 2007 - $2,000) were charged to operations.

              b) During the period ended November 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $10,000 of principal, and $742 of accrued interest payable.

              c) As at November 30, 2008, the Company owed $5,630 (November 30, 2007, - $530) to the President of the Company for cash advances and expenses incurred on behalf of the Company.

Incoming, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008 - Page 7


Note 5        Income Taxes
              ------------
              The significant components of the Company's deferred tax assets are as follows:


                                                            2008      2007
                                                            ----      ----
              Deferred Tax Assets
               Non-capital loss carryforward            $   4,926  $  1,089
               Less:  valuation allowance for deferred
                      tax asset                          (  4,926)  ( 1,089)
                                                        ---------  --------
                                                        $       -  $      -
                                                        =========  ========

              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $32,839 at November 30, 2008 which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


Note 6        Subsequent Event - Note 3
              ----------------

              On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. As of November 30, 2008, the Company has received and held in escrow $9,387 of share subscription funds. Subsequent to November 30, 2008, the Company has completed the Offering and issued 4,070,000 shares of common stock at $0.010 per share for total proceeds of $40,700.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls
---------------------------------
We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls
--------------------------------------------
Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions
-----------
Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Control Persons
-------------------------------------------------

Our executive officers and Directors and their respective ages as of the date of this Prospectus are as follows:

--------------------------------------------------------------------------------
Name                           Age                          Position
--------------------------------------------------------------------------------

Yury Nesterov                   53                  President, Chief Executive
                                                    Officer, Director

Elena Djafarova                 33                  Secretary, Treasurer, Chief
                                                    Financial Officer, Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Incoming's affairs.

Yury Nesterov, President
------------------------
Since December 22, 2006, Mr.Nesterov has been our President, Chief Executive Officer, and a director of the Company. In the past he worked as a manager at a shoe manufacturing company in Toronto. In the past five years Mr.Nesterov held various contract positions with private companies in North America and Russia. Mr.Nesterov is not an officer or director of any other reporting company.

Elena Djafarova, Director
-------------------------
Elena Djafarova holds a position as a merchandiser at Avangard-Moda clothing store in Moscow, Russia. In the past Ms. Djafarova owned and operated clothing boutique store in Kishinev, Moldova.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

--------------------------------------------------------------------------------
                 Number of Late    Number of Transactions Not    Failure to File
Name             Reports           Reported on a Timely Basis    Requested Forms
--------------------------------------------------------------------------------
Yury Nesterov          1(1)                  1                          Nil
Elena Djafarova        1(1)                  1                          Nil
--------------------------------------------------------------------------------

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

ITEM 11:  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2007 awarded to, earned by or paid to our executive officers.


SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                              Non-Equity  Nonqualified
                                                                               Incentive    Deferred
Name and                                                      Stock  Option      Plan     Compensation    All Other
Principal                                        Salary Bonus Awards Awards  Compensation   Earnings    Compensation     Total
Position                                    Year  ($)    ($)   ($)    ($)        ($)           ($)           ($)          ($)
(a)                                          (b)  (c)    (d)   (e)    (f)        (g)           (h)           (i)          (j)
--------------------------------------------------------------------------------------------------------------------------------

Yury Nesterov,Chief Executive Officer       2008 $  0     0     0       0         0             0           2,000        2,000
                                            2007 $  0     0     0       0         0             0           2,000        2,000
--------------------------------------------------------------------------------------------------------------------------------
Elena Djafarova, Chief Financial Officer    2008 $  0     0     0       0         0             0               0            0
                                            2007 $  0     0     0       0         0             0               0            0
--------------------------------------------------------------------------------------------------------------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

----------------------------------------------------------------------------------------------------------------------------------
                 |                        Option Awards                              |                Stock Awards               |
                 -------------------------------------------------------------------  --------------------------------------------
  Name              Number of        Number of        Equity      Option     Option     Number    Market     Equity       Equity
  (a)               Securities       Securities      Incentive    Exercise Expiration of Shares  Value of   Incentive   Incentive
                    Underlying       Underlying        Plan        Price      Date     or Units  Shares or    Plan         Plan
                    Unexercised      Unexercised      Awards:       ($)        (f)     of Stock    Units     Awards:      Awards:
                     Options          Options       Number of       (e)                That Have  of Stock   Number       Market
                       (#)               (#)         Securities                            Not     That Have    of        or Payout
                   (Exercisable)   (Unexercisable)  Underlying                          Vested      Not     Unearned      Value of
                       (b)               (c)         Unexercised                           (#)      Vested     Shares,     Unearned
                                                     Unearned                             (g)       ($)      Units or      Shares,
                                                      Options                                       (h)       Other       Units or
                                                        (#)                                                   Rights        Other
                                                        (d)                                                   That         Rights
                                                                                                            Have Not        That
                                                                                                             Vested       Have Not
                                                                                                               (#)         Vested
                                                                                                               (i)          ($)
                                                                                                                            (j)
-----------------------------------------------------------------------------------------------------------------------------------
Yury Nesterov           0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------
Elena Djafarova         0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION TABLE FOR FISCAL 2008

-----------------------------------------------------------------------------------------------------------------------------------
Name               Fees       Stock      Option          Non-Equity             Change in             All Other           Total
(a)               Earned      Awards     Awards        Incentive Plan         Pension Value         Compensation           ($)
                  or Paid      ($)         ($)          Compensation               and                   ($)               (h)
                    in         (c)         (d)               ($)              Nonqualified               (g)
                   Cash                                      (e)                Deferred
                    ($)                                                       Compensation
                    (b)                                                         Earnings
                                                                                   ($)
                                                                                   (f)
-----------------------------------------------------------------------------------------------------------------------------------

Yury Nesterov       2,000         0          0                 0                     0                     0             $   2,000
-----------------------------------------------------------------------------------------------------------------------------------
Elena Djafarova         0         0          0                 0                     0                     0             $       0
-----------------------------------------------------------------------------------------------------------------------------------

                                       41

Option Grants in 2008
---------------------
No options were granted during 2008.

Aggregated Option Exercises in 2008 and 2008 Year-End Option Values
---------------------------------------------------------------------
No options were exercised by our Officers or Directors during 2008.

Stock Incentive Plan - Awards in 2008
-------------------------------------
During 2008, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation
---------------------
No options were granted or payments made in compensation for services rendered to any Incoming directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 25, 2009, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

--------------------------------------------------------------------------------
                                              Amount and
                                              Nature of
Title of Class    Name of                     Beneficial         Percent of
                  Owner                       Ownership            Class
                                                 (1)                (%)
--------------------------------------------------------------------------------

Common            Yury Nesterov               3,000,000             35.00
                  President, CEO,

Common            Elena Djafarova
                  Secretary, CFO, Treasurer   1,500,000             17.50
                  and Director

Common            All Officers and            4,500,000             52.50
                  Directors as a Group
                  that consists of two
                  persons
--------------------------------------------------------------------------------

1 Includes shares that could be obtained by the named individual within the next 60 days.

The percent of class is based on 8,570,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

The following describes certain relationship and related transactions for the year ended November 30, 2008, and for the period from inception to November 30, 2007:

              a) The  President of  the Company  provides management services to the Company. During the year ended November 30, 2008,management services of $2,000 (November 30, 2007 - $2,000) were charged to operations.

              b) During the period  ended  November 30, 2007,  the  President of the Company provided a $10,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $10,000 of principal, and $742 of accrued interest payable as of November 30, 2008.

              c) As at November 30, 2008, the  Company owed $5,630 (November 30,
                 2007, - $530) to the President of the Company for cash advances and expenses incurred on behalf of the Company.

Otherwise, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.


Director Independence
---------------------
Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Yury Nesterov, is also our chief executive officer, and our director, Elena Djafarova, is also our chief financial officer. As a result, we do not have any independent directors. As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent registered accountant, Ronald R. Chadwick, P.C. billed the following fees for the services indicated:


                                     Fiscal year-ended
                         November 30, 2008          November 30, 2007
--------------------------------------------------------------------------------

Audit fees                   $3,500                     $ 3,500
Audit-related fees              Nil                         Nil
Tax fees                        Nil                         Nil
All other fees               $4,500                         Nil
--------------------------------------------------------------------------------

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

                                     PART IV

ITEM 15. EXHIBITS

(a)      The following exhibits are included as part of this report:

Exhibit
Number   Title of Document

  3.1    Articles of Incorporation*
  3.2    Bylaws*
 31.1    Sec.302 Certification of CEO
 31.2    Sec.302 Certification of CFO
 32.1    Sec.906 Certification of CEO
 32.2    Sec.906 Certification of CFO

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2009.

                                     Incoming, Inc.

                                     /s/ Yury Nesterov
                                     ----------------------------------------
                                     Yury Nesterov President, Chief Executive
                                     Officer and Director
                                    (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yury Nesterov
-------------------------------
Yury Nesterov
President, Chief Executive
Officer, and Director
(Principal Executive Officer)
Dated: February 25, 2009

/s/ Elena Djafarova
-----------------------------
Elena Djafarova
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: February 25, 2009