Form 10-Q/A
period 2008-05-31
Incoming,Inc.
filed 2009-04-06
CIK 1423325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                (Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


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

                                 INCOMING, INC.


                                   FORM 10-Q/A
                                (Amendment No.1)


                       FOR THE QUARTER ENDED May 31, 2008


                         PART II - OTHER INFORMATION


Item 6. Exhibits......................................................4

SIGNATURES............................................................5

                                 INCOMING, INC.


                                   FORM 10-Q/A
                                (Amendment No.1)



                                Explanatory Note
                                ----------------

Incoming,Inc. is filing this Amendment No.1 on Form 10-Q/A to amend the registrant's status as a shell company based on results of operations for the reporting period and in accordance with Rule 12b-2 of the Exchange Act.


No other items or disclosures in our Quarterly Report on Form 10-Q for the period ended May 31, 2008, (the "Original 10-Q") previously filed with the Securities and Exchange Commission on August 11, 2008, are being amended, and accordingly this Amendment No.1 does not otherwise change or update any information that was presented in our Original 10-Q.


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

Incoming, Inc.
                                    /s/ Yury Nesterov
                                    -----------------------------
                                    Yury Nesterov
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)
                                    Dated: April 6, 2009

                                    /s/ Elena Djafarova
                                    -----------------------------
                                    Elena Djafarova
                                    Chief Financial Officer, Secretary
                                    Treasurer and Director
                                    (Principal Accounting Officer)
                                    Dated: April 6, 2009