Form 10-Q/A
period 2008-08-31
Incoming,Inc.
filed 2009-04-06
CIK 1423325

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


                      FOR THE QUARTER ENDED August 31, 2008


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


No other items or disclosures in our Quarterly Report on Form 10-Q for the period ended August 31, 2008, (the "Original 10-Q") previously filed with the Securities and Exchange Commission on October 15, 2008, are being amended, and accordingly this Amendment No.1 does not otherwise change or update any information that was presented in our Original 10-Q.


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