Form 10-Q
period 2009-02-28
Incoming,Inc.
filed 2009-04-10
CIK 1423325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended February 28, 2009.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period _____________ to ______________.


                        Commission File Number 333-152012

                                 INCOMING, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      Pending
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)

                          8300 N.Hayden Road, Suite 207
                            Scottsdale, Arizona 85258
         ---------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (480) 945-3477
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 10, 2009, there were 8,570,000 shares of common stock, par value $0.001, outstanding.

                                TABLE OF CONTENT


PART 1. FINANCIAL INFORMATION                                            Page
                                                                         ----

Item 1. Financial Statements                                              F-1
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          14
Item 3. Quantitative and Qualitative Disclosures About Market Risk         19
Item 4. Controls and Procedures                                            19

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                  20
Item 1A.Risk Factors                                                       20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        26
Item 3. Defaults Upon Senior Securities                                    26
Item 4. Submission of Matters to a Vote of Security Holders                26
Item 5. Other Information                                                  27
Item 6. Exhibits                                                           27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.











                                 INCOMING, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2009

                                   (Unaudited)











BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INCOMING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                   February 28,     November 30,
                                                      2009             2008
                                                      ----             ----
                                                   (Unaudited)       (Audited)
                                     ASSETS
                                     ------
Current assets
   Cash                                            $  11,750        $      932
   Cash restricted (escrow)                                -             9,387
   Accounts receivable                                 7,052                 -
                                                   ---------        ----------
     Total current assets                             18,802            10,319

   Property and equipment, net                           928             1,003
                                                   ---------        ----------
Total assets                                       $  19,730        $   11,322
                                                   =========        ==========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------

Current liabilities
   Accounts payable and accrued liabilities        $   8,202        $   13,889
   Due to related parties                              5,630             5,630
   Notes payable related parties                      10,908            10,742
   Escrow - share subscriptions                            -             9,400
                                                   ---------        ----------
      Total current liabilities                       24,740            39,661
                                                   ---------        ----------

Capital stock $0.001 par value;
   75,000,000 shares authorized;
   8,570,000 shares issued and outstanding
   (November 30, 2008 - 4,500,000)                     8,570             4,500
Additional paid in capital                            36,630                 -
Deficit accumulated during the development stage    ( 50,210)        (  32,839)
                                                   ---------        ----------
Total Stockholders' Equity                          (  5,010)        (  28,339)
                                                   ---------        ----------
Total Liabilities and Stockholders' Equity         $  19,730        $   11,322
                                                   =========        ==========

  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three Months    Three Months   December 22, 2006
                                  Ended           Ended     (Inception) Through
                               February 28,    February 29,      February 28,
                                  2009            2008              2009
                                  ----            ----              ----
Sales                          $    7,052      $        -        $   10,576
Cost of goods sold                  4,723               -             7,081
                               ----------      ----------        ----------
Gross profit                        2,329               -             3,495
                               ----------      ----------        ----------
Expenses:
  Amortization                         75               -               252
  Accounting and audit fees         5,500           2,000            20,000
  Consulting                        5,000               -             5,000
  General and administrative        6,793           2,961            15,572
  Legal                                 -               -               520
  Management                        1,000           1,000             5,000
  Organization costs                    -               -               530
  Rent                                816             934             4,076
  Transfer agent                      350               -             1,847
                               ----------      ----------        ----------
                                   19,534           6,895            52,797
                               ----------      ----------        ----------
Loss from operations            (  17,205)      (   6,895)        (  49,302)
Other income (expense)
  Interest expense              (     166)      (     168)        (     908)
                               ----------      ----------        ----------
Income (loss) before provision
for income tax                  (  17,371)      (   7,063)        (  50,210)
Provision for income tax                -               -                 -
                               ----------      ----------        ----------
Net income (loss)              $(  17,371)     $(   7,063)       $(  50,210)
                               ==========      ==========        ==========

Net income (loss) per share    $(    0.01)     $(    0.01)
                               ==========      ==========
Weighted average number of
common shares outstanding       7,029,111       4,500,000
                               ==========      ==========

  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months       Three Months       December 22, 2006
                                                            Ended              Ended         (Inception) Through
                                                         February 28,       February 29,        February 28,
                                                            2009               2008                 2009
                                                            ----               ----                 ----
Cash Flows From Operating Activities:
  Net income (loss)                                       $(  17,371)        $(  7,063)           $( 50,210)

  Adjustment to reconcile net income to net cash
  provided by (used for) operating activities:
   Amortization                                                   75                44                  252
   Accounts receivable                                     (   7,052)                -             (  7,052)
   Accounts payable and accrued liabilities                (   5,687)              196                8,202
   Accounts payable related parties                                -                 -                5,630
                                                          ----------         ---------            ---------
     Net cash provided by (used for) operating
     activities                                            (  30,035)         (  6,823)            ( 43,178)
                                                          ----------         ---------            ---------
Cash Flows From Investing  Activities
  Purchase of fixed assets                                         -                 -             (  1,180)
                                                          ----------         ---------            ---------
     Net cash provided by (used for) investing
     activities                                                    -                 -             (  1,180)
                                                          ----------         ---------            ---------
Cash Flows From Financing Activities:
  Loan payable - related party                                   166               168               10,908
  Proceeds from issuance of common stock                      40,700                 -               45,200
  Cash restricted (escrow)                                     9,387                 -                    -
  Escrow liability - share subscriptions                   (   9,400)                -                    -
                                                          ----------         ---------            ---------
      Net cash provided by (used for) financing               40,853               168               56,108
      activities
                                                          ----------         ---------            ---------
Net Increase (Decrease) In Cash                               10,818          (  6,655)              11,750

Cash At The Beginning Of The Period                              932            12,480                    -
                                                          ----------         ---------            ---------
Cash At The End Of The Period                             $   11,750         $   5,825            $  11,750
                                                          ==========         =========            =========
                                                                                                     Cont'd


  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS             Cont'd



Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------

None

Supplemental Disclosure
-----------------------

                        Three Months       Three Months       December 22, 2006
                           Ended              Ended         (Inception) Through
                         February 28,       February 29,        February 28,
                           2009               2008                 2009
                           ----               ----                 ----

Cash paid for:
   Interest             $         -        $          -        $         -
                        ===========        ============        ===========
   Income Taxes         $         -        $          -        $         -
                        ===========        ============        ===========

  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             December 22, 2006 (Inception) Through February 28, 2009
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                               Common Shares                    During the
                                                          ------------------------   Paid In     Development
                                                            Number      Par Value    Capital        Stage         Total
                                                          ---------    -----------   -------        -----        -----
Balances, December 22, 2006                                       -    $         -  $        -   $        -    $        -

Issued for cash:
Common stock November, 2007 - at $0.001                   4,500,000          4,500           -            -         4,500
Net gain (loss) for the period ended November 30, 2007            -              -           -    (   7,257)    (   7,257)
                                                          ---------    -----------  ----------   ----------    ----------
Balances, November 30, 2007                               4,500,000          4,500           -    (   7,257)    (   2,757)

Net gain (loss) for the year ended November 30, 2008              -              -           -    (  25,582)    (  25,582)
                                                          ---------    -----------  ----------   ----------    ----------
Balances, November 30, 2008                               4,500,000          4,500           -    (  32,839)    (  28,339)

Issued for cash:
Common stock January, 2009 - at $0.010                    4,070,000          4,070      36,630            -        40,700
Net gain (loss) for the period ended February 28, 2009            -              -           -    (  17,371)    (  17,371)
                                                          ---------    -----------  ----------   ----------    ----------
Balances, February 28, 2009                               8,570,000    $     8,570  $   36,630   $(  50,210)   $(   5,010)
                                                          =========    ===========  ==========   ==========    ==========


  The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)

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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $5,010, and has accumulated deficit of $50,210 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 8,570,000 shares of capital stock for the net proceeds of $45,200 and loans from director in the amount of $10,000.
              Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying interim financial statements of Raduga have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2008 included in the Company's annual report on the Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.


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

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)


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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the period ended February 28, 2009, and 2008 were $0.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)



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

              Recent Accounting Pronouncements
              --------------------------------
              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)


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

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)


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

              On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. The Company has completed the Offering and issued 4,070,000 shares of common stock at $0.010 per share for total proceeds of $40,700 during the three months ended February 28, 2009.

              To February 28, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the three months ended February 28, 2009, management services of $1,000 (February 29, 2008 - $1,000) were charged to operations.

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)

              b) During the period ended November 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $10,000 of principal, and $908 of accrued interest payable.

              c) As at February 28, 2009, the Company owed $5,630 (November 30, 2008, - $5,630) to the President of the Company for management fees, cash advances and expenses incurred on behalf of the Company.

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

We have generated $10,576 in revenues, and have incurred $50,210 in losses since our inception on December 22, 2006, and have relied upon the sale of our securities in unregistered private placement transactions and loans and cash advances from our President, Mr. Yury Nesterov, to fund our operations. We are a development stage company and we do not expect to generate sufficient revenue for the next twelve months which would be enough to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2008, our independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended February 28, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                                       Three Months           Three Months
                                          Ended                   Ended
                                       February 28,            February 29,
                                           2009                   2008
                                           ----                   ----

Revenue                                 $    7,052              $       -
General and Administrative Expenses     $   19,534                  6,895
                                        ----------              ---------
Net Loss                                $   17,371              $   7,063
                                        ----------              ---------

Revenue
-------
                                       Three Months           Three Months
                                          Ended                   Ended
                                       February 28,            February 29,
                                           2009                   2008
                                           ----                   ----

Sales                                   $    7,052              $       -
Cost of goods sold                      $    4,723                      -
                                        ----------              ---------
Gross profit                            $    2,329              $       -
                                        ==========              =========

We have generated $7,052 and $Nil in revenues during the three months ended February 28, 2009, and February 29, 2008 and incurred losses for the same periods of $17,731 and $7,063 respectively.

Operating Costs and Expenses
----------------------------
The major components of our expenses for the three-month period ended February 28, 2009, and February 29, 2008, are outlined in the table below:

                                      Three Months              Three Months
                                         Ended                     Ended
                                       February 28,             February 29,
                                          2009                     2008
                                          ----                      ----

   Amortization                         $       75               $         -
   Accounting and audit fees                 5,500                     2,000
   Consulting                                5,000                     2,000
   General and administrative                6,793                     2,961
   Management                                1,000                     1,000
   Rent                                        816                       934
   Transfer agent                              350                         -
                                        ----------               -----------
                                        $   19,534               $     6,895
                                        ==========               ===========
Operating Expenses
------------------
The increase in our operating costs during the three months ended February 28, 2009, compared to the same period in fiscal 2008 , was due to the increase in general and administrative costs, transfer agent expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. These changes are associated with the increase in our corporate activities and expenditures related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------

                                          Three Months
                                             Ended                Year Ended
                                          February 28,           November 30,
                                              2009                   2008
                                              ----                   ----

Current Assets                              $  18,802              $  10,319
Current Liabilities                            24,740                 39,661
                                            ---------              ---------
Working Capital Deficiency                  $  (5,938)             $ (29,342)
                                            =========              =========

Cash Flows
----------


                                           Three Months           Three Months
                                              Ended                   Ended
                                           February 28,            February 29,
                                              2009                    2008

Cash used in Operating Activities           $( 30,035)            $(  6,823)
Cash used by Investing Activities                   -                     -
Cash provided by Financing Activities          40,853                   168
                                            ---------             ----------
Net Increase (Decrease) in Cash             $  10,818             $(  6,655)
                                            =========             =========

As of February 28, 2009, our current assets consisted of cash of $11,750, and accounts receivable of $7,052. Our accounts payable and accrued liabilities and current portion of amounts due to related parties were $24,740. As a result we had a working capital deficiency of $5,938 as of February 28, 2009.

We expect to spend approximately $10,000 on initial testing of new merchandise in the foreign market. As well, we anticipate spending an additional $20,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $30,000. Accordingly, we will need to obtain additional financing in order to continue with implementation of our business plan.

In the future, in addition to equity financing, we may rely on loans from our Directors and officers to continue our operations; however, there are no assurances that our Directors will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. If we are not able to obtain needed financing, we may have to cease operations.

Cash Used In Operating Activities
---------------------------------
During the three-month period ended February 28, 2009, we used cash in operating activities in the amount of $30,035 and $6,823 during the same period in fiscal 2008. Cash used in operating activities during the first quarter of the fiscal 2009 was from proceeds from the issuance of common stock totalling $40,700. These funds were received during the year ended November 30, 2008 and three months ended February 28, 2009.

Cash from Investing Activities
------------------------------
No cash was used or provided in investing activities during the three-month period ended February 28, 2009.


Cash from Financing  Activities
-------------------------------
To February 28, 2009, the Company has funded its initial operations through the issuance of 8,570,000 shares of capital stock for proceeds of $45,200 and through the loans and cash advances from our directors totalling $16,538.

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

Going Concern
-------------
The audited financial statements for the year ended November 30, 2008, included in our annual report on Form 10-K filed with the Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $10,576 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2009, our company has accumulated losses of $50,210 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations. Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2008, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.
There were no changes in our internal control over financial reporting during the fiscal period ended February 28, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in
                                       19
the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We may be unable to keep up with constantly changing fashion trends
--------------------------------------------------------------------
Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our consumers and to provide merchandise that satisfies such fashion tastes in a timely manner. The worldwide Urban Fashion industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, the cyclical nature of the worldwide clothing and footwear retailing industry also requires us to secure significant level of inventory, especially prior to peak selling seasons when all fashion retailers build up their inventory levels. As a result, if we fail to properly gauge the fashion tastes of consumers, or to respond in a timely manner, this failure could adversely affect consumer acceptance of merchandise we re-sell and leave us with inventory deficiency or inventory surplus. If that occurs, we may be forced to seek additional suppliers to fill in the inventory deficit or to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which would negatively impact financial results.

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

COMPANY RISK FACTORS
====================

There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your investment.
--------------------------------------------------------------------------------
Our auditors have discussed their uncertainty regarding our business operations in their audit report dated February 23, 2009. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 22, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made.Our net loss since inception on December 22, 2006 to February 28, 2009, is $50,210. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

Because our directors own 52.5% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------
Our directors, Yury Nesterov and Elena Djafarova, own 52.5% of the outstanding shares of our common stock as of the date of this quarterly report.
Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending November 30, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending November 30, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of February 28, 2009, we had 8,570,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                       26

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

Incoming, Inc.

/s/ Yury Nesterov                             /s/ Elena Djafarova
-----------------------------                 -----------------------------
Yury Nesterov                                 Elena Djafarova
President, Chief Executive                    Chief Financial Officer, Secretary
Officer and Director                          Treasurer and Director
(Principal Executive Officer)                 (Principal Accounting Officer)
Dated: April 10, 2009                         Dated: April 10, 2009