Form 10-Q
period 2009-05-31
Incoming,Inc.
filed 2009-07-14
CIK 1423325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended May 31, 2009.

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

Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 14, 2009, there were 8,570,000 shares of common stock, par value $0.001, outstanding.

                                TABLE OF CONTENT


PART 1. FINANCIAL INFORMATION                                            Page
                                                                         ----

Item 1. Financial Statements                                              F-1
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          14
Item 3. Quantitative and Qualitative Disclosures About Market Risk         19
Item 4. Controls and Procedures                                            19

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                  20
Item 1A.Risk Factors                                                       20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        26
Item 3. Defaults Upon Senior Securities                                    26
Item 4. Submission of Matters to a Vote of Security Holders                26
Item 5. Other Information                                                  26
Item 6. Exhibits                                                           26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.












                                 INCOMING, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2009

                                   (Unaudited)













BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INCOMING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                     May 31,        November 30,
                                                      2009             2008
                                                      ----             ----
                                                   (Unaudited)       (Audited)
                                     ASSETS
                                     ------
Current assets
   Cash                                            $     173        $      932
   Cash restricted (escrow)                                -             9,387
                                                   ---------        ----------
     Total current assets                                173            10,319

   Property and equipment, net                           852             1,003
                                                   ---------        ----------
Total assets                                       $   1,025        $   11,322
                                                   =========        ==========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------
Current liabilities
   Accounts payable and accrued liabilities        $   1,122        $   13,889
   Due to related parties                              6,630             5,630
   Notes payable related parties                      15,102            10,742
   Escrow - share subscriptions                            -             9,400
                                                   ---------        ----------
      Total current liabilities                       22,854            39,661
                                                   ---------        ----------

Capital stock $0.001 par value;
   75,000,000 shares authorized;
   8,570,000 shares issued and outstanding
   (November 30, 2008 - 4,500,000)                     8,570             4,500
Additional paid in capital                            36,630                 -
Deficit accumulated during the development stage    ( 67,029)          (32,839)
                                                   ---------        ----------
Total Stockholders' Equity                          ( 21,829)          (28,339)
                                                   ---------        ----------
Total Liabilities and Stockholders' Equity         $   1,025        $   11,322
                                                   =========        ==========


   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months   Three Months   Six Months     Six Months   December 22, 2006
                                      Ended          Ended         Ended          Ended     (Inception) Through
                                     May 31,        May 31,       May 31,         May 31,          May 31,
                                      2009            2008          2009           2008             2009
                                      ----            ----          ----           ----             ----
Sales                            $         -     $         -    $     7,052    $         -      $    10,576
Cost of goods sold                         -               -          4,723              -            7,081
                                 -----------     -----------    -----------    -----------      -----------
Gross profit                               -               -          2,329              -            3,495
                                 -----------     -----------    -----------    -----------      -----------
Expenses:
 Amortization                    $        75     $        44    $       150    $        89      $       327
 Accounting and audit fees             3,000           3,000          8,500          5,000           23,000
 Consulting                                -               -          5,000              -            5,000
 General and administrative              593           1,156          7,386          4,072           16,165
 Legal                                     -             520              -            520              520
 Management                            1,000               -          2,000          1,000            6,000
 Organization costs                        -               -              -              -              530
 Rent                                    816             544          1,632          1,478            4,892
 Transfer agent                       11,141             897         11,491            897           12,988
                                 -----------     -----------    -----------    -----------      -----------
                                      16,625           6,161         36,159         13,056           69,422
                                 -----------     -----------    -----------    -----------      -----------
Loss from operations              (   16,625)     (    6,161)    (   33,830)    (   13,056)      (   65,927)
Other income (expense)
 Interest expense                 (      194)     (      170)    (      360)    (      338)      (    1,102)
                                 -----------     -----------    -----------    -----------      -----------
Income (loss) before provision
 for income tax                   (   16,819)     (    6,331)    (   34,190)    (   13,394)      (   67,029)
Provision for income tax                   -               -              -              -                -
                                 -----------     -----------    -----------    -----------      -----------
Net income (loss)                $(   16,819)    $(    6,331)   $(   34,190)   $(   13,394)     $(   67,029)
                                 ===========     ===========    ===========    ===========      ===========
Net income (loss) per share      $(     0.01)    $(     0.01)   $(     0.01)   $(     0.01)
                                 ===========     ===========    ===========    ===========
Weighted average number of
common shares outstanding          4,500,000       4,500,000      4,500,000      4,500,000
                                 ===========     ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months         Six Months       December 22, 2006
                                                            Ended              Ended         (Inception) Through
                                                           May 31,            May 31,              May 31,
                                                            2009               2008                 2009
                                                            ----               ----                 ----
Cash Flows From Operating Activities:
  Net income (loss)                                       $(  34,190)        $(  13,394)           $( 67,029)

  Adjustment to reconcile net income to net cash
  provided by (used for) operating activities:
    Amortization                                                 150                 89                  327
    Accounts payable and accrued liabilities               (  12,766)             3,236                1,123
    Accounts payable related parties                           1,000                  -                6,630
                                                          ----------         ----------            ---------
      Net cash provided by (used for) operating
      activities                                           (  45,806)         (  10,069)            ( 58,949)
                                                          ----------         ----------            ---------
Cash Flows From Investing  Activities
  Purchase of fixed assets                                         -                  -             (  1,180)
                                                          ----------         ----------            ---------
      Net cash provided by (used for) investing
      activities                                                   -                  -             (  1,180)
                                                          ----------         ----------            ---------
Cash Flows From Financing Activities:
  Loan payable - related party                                 4,360                338               15,102
  Proceeds from issuance of common stock                      40,700                  -               45,200
  Cash restricted (escrow)                                     9,387                  -                    -
  Escrow liability - share subscriptions                   (   9,400)                 -                    -
                                                          ----------         ----------            ---------
      Net cash provided by (used for) financing
      activities                                              45,047                338               60,302
                                                          ----------         ----------            ---------

Net Increase (Decrease) In Cash                            (     759)         (   9,731)                 173

Cash At The Beginning Of The Period                              932             12,480                    -
                                                          ----------         ----------            ---------
Cash At The End Of The Period                             $      173         $    2,749            $     173
                                                          ==========         ==========            =========
                                                                                                      Cont'd

   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS                   Cont'd



Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------

None

Supplemental Disclosure
-----------------------
                         Six Months         Six Months       December 22, 2006
                           Ended              Ended         (Inception) Through
                          May 31,            May 31,              May 31,
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
                        ===========        ============        ===========









   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               December 22, 2006 (Inception) Through May 31, 2009
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                               Common Shares                    During the
                                                          ------------------------   Paid In     Development
                                                            Number      Par Value    Capital        Stage         Total
                                                          ---------    -----------   -------        -----        -----
Balances, December 22, 2006                                       -    $         -  $        -   $        -    $        -

Issued for cash:
Common stock November, 2007 - at $0.001                   4,500,000          4,500           -            -         4,500
Net gain (loss) for the period ended November 30, 2007            -              -           -    (   7,257)    (   7,257)
                                                          ---------    -----------  ----------   ----------    ----------
Balances, November 30, 2007                               4,500,000          4,500           -    (   7,257)    (   2,757)

Net gain (loss) for the year ended November 30, 2008              -              -           -    (  25,582)    (  25,582)
                                                          ---------    -----------  ----------   ----------    ----------
Balances, November 30, 2008                               4,500,000          4,500           -    (  32,839)    (  28,339)

Issued for cash:
Common stock January, 2009 - at $0.010                    4,070,000          4,070      36,630            -        40,700
Net gain (loss) for the period ended May 31, 2009                 -              -           -    (  34,190)    (  34,190)
                                                          ---------    -----------  ----------   ----------    ----------
Balances, May 31, 2009                                    8,570,000    $     8,570  $   36,630   $(  67,029)   $(  21,829)
                                                          =========    ===========  ==========   ==========    ==========


   The accompanying notes are an integral part of these financial statements

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)

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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $22,681, and has accumulated deficit of $67,029 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 8,570,000 shares of capital stock for the net proceeds of $45,200 and loans from director in the amount of $14,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying interim financial statements of Raduga have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2008 included in the Company's annual report on the Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

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

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)


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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the period ended May 31, 2009, and 2008 were $0.

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

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)


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

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)


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

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)


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

              On July 11, 2008, the Company's Registration Statement on the Form S-1 became effective. The Company has completed the Offering and issued 4,070,000 shares of common stock at $0.010 per share for total proceeds of $40,700 during the six months ended May 31, 2009.

              To May 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the six months ended May 31, 2009, management services of $2,000 (May 31 2008 - $1,000) were charged to operations.

                                 INCOMING, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)


              b) During the period from December 22, 2006 (inception) to May 31, 2009, the President of the Company provided a $14,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $14,000 of principal, and $1,102 of accrued interest payable.

              c) As at May 31, 2009, the Company owed $6,630 (November 30, 2008, - $5,630) to the President of the Company for management fees, cash advances and expenses incurred on behalf of the Company.

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

We have generated $10,576 in revenues, and have incurred $67,029 in losses since our inception on December 22, 2006, and have relied upon the sale of our securities in unregistered private placement transactions and loans and cash advances from our President, Mr. Yury Nesterov, to fund our operations. We are a development stage company and we do not expect to generate sufficient revenue for the next twelve months which would be enough to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2008, our independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended May 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                                        Six Months             Six Months
                                           Ended                 Ended
                                          May 31,                May 31,
                                           2009                   2008
                                           ----                   ----
Revenue                                  $  7,052               $       -
General and Administrative Expenses      $ 36,159               $  13,056
                                         --------               ---------
Net Loss                                 $ 34,190               $  13,394
                                         --------               ---------

Revenue
-------
                                        Six Months             Six Months
                                           Ended                 Ended
                                          May 31,                May 31,
                                           2009                   2008
                                           ----                   ----

Sales                                    $  7,052               $       -
Cost of goods sold                       $  4,723               $       -
                                         --------               ---------
Gross profit                             $  2,329               $       -
                                         ========               =========

We have generated $7,052 and $Nil in revenues during the six months ended May 31, 2009, and 2008 and incurred losses for the same periods of $34,190 and $13,394 respectively.

Operating Costs and Expenses
----------------------------
The major components of our expenses for the six-month period ended May 31,2009, and 2008, are outlined in the table below:

                                        Six Months             Six Months
                                           Ended                 Ended
                                          May 31,                May 31,
                                           2009                   2008
                                           ----                   ----

   Amortization                          $    150               $      89
   Accounting and audit fees                8,500                   5,000
   Consulting                               5,000                       -
   General and administrative               4,386                   4,072
   Legal                                        -                     520
   Management                               2,000                   1,000
   Rent                                     1,632                   1,478
   Transfer agent                          11,491                     897
                                         --------               ---------
                                         $ 36,159               $  13,056
                                         ========               =========
Operating Expenses
------------------
The increase in our operating costs during the six months ended May 31, 2009, compared to the same period in fiscal 2008, was due to the increase in general and administrative costs, consulting fees, transfer agent expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. These changes are associated with the increase in our corporate activities and expenditures related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------

                                        Six Months              Year
                                         Ended                 Ended
                                        May 31,              November 30,
                                         2009                   2008
                                         ----                   ----

Current Assets                           $    173               $ 10,319
Current Liabilities                        22,854                 39,661
                                         --------               --------
Working Capital Deficiency               $(22,681)              $(29,342)
                                         ========               ========

Cash Flows
----------


                                        Six Months             Six Months
                                           Ended                 Ended
                                          May 31,                May 31,
                                           2009                   2008
                                           ----                   ----

Cash used in Operating Activities        $ 45,806               $ 10,069
Cash used by Investing Activities               -                      -
Cash provided by Financing Activities      45,047                    338
                                         --------               --------
Net Increase (Decrease) in Cash          $   (759)              $ (9,731)
                                         ========               ========

As of May 31, 2009, our current assets consisted of cash of $173, and restricted cash (escrow) of $Nil (November 30, 2008: $9,387). Our accounts payable and accrued liabilities and current portion of amounts due to related parties were $22,854. As a result we had a working capital deficiency of $22,681 as of May 31, 2009.

We expect to spend approximately $8,000 on initial testing of new merchandise in the foreign market. As well, we anticipate spending an additional $14,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $22,000. Accordingly, we will need to obtain additional financing in order to continue with implementation of our business plan.

In the future, in addition to equity financing, we may rely on loans from our Directors and officers to continue our operations; however, there are no assurances that our Directors will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. If we are not able to obtain needed financing, we may have to cease operations.

Cash Used In Operating Activities
---------------------------------
During the six-month period ended May 31, 2009, we used cash in operating activities in the amount of $45,806 and $10,069 during the same period in fiscal 2008. Cash used in operating activities during the first six months of the fiscal 2009 was from proceeds from the issuance of common stock totalling $40,700 and loans from the company's director totalling $4,360. These funds were received during the year ended November 30, 2008 and six months ended May 31, 2009.

Cash from Investing Activities
------------------------------
No cash was used or provided in investing activities during the six-month period ended May 31, 2009.

Cash from Financing Activities
------------------------------
To May 31, 2009, the Company has funded its initial operations through the issuance of 8,570,000 shares of capital stock for proceeds of $45,200 and through the loans and cash advances from our directors totalling $21,732.

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

Going Concern
-------------
The audited financial statements for the year ended November 30, 2008, included in our annual report on Form 10-K filed with the Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $10,576 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2009, our company has accumulated losses of $67,029 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended May 31, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 22, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on December 22,2006 to May 31, 2009, is $67,029. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future.Failure to generate revenues will cause us to go out of business.

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

Because our directors own 52.5% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------
Our directors, Yury Nesterov and Elena Djafarova, own 52.5% of the outstanding shares of our common stock as of the date of this quarterly report. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

RISK FACTORS RELATING TO OUR COMMON STOCK
=========================================
If a market for our common stock does not develop, shareholders may be unable to sell their shares.
--------------------------------------------------------------------------------
As of May 31, 2009, our common stock was quoted on the NASD over the counter bulletin board under the symbol ICNN. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

If a market for our common stock develops, our stock prices may be volatile.
----------------------------------------------------------------------------
If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or  anticipated  variations  in our  results of  operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition;  and
(4) conditions and trends in the fashion retailing industry.

Further our common stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Penny stock regulations may impose certain restrictions on marketability of our stock.
--------------------------------------------------------------------------------
The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of May 31, 2009, we had 8,570,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Incoming, Inc.

/s/ Yury Nesterov                            /s/ Elena Djafarova
-------------------------------              -----------------------------
Yury Nesterov                                Elena Djafarova
President, Chief Executive                   Chief Financial Officer, Secretary
Officer and Director                         Treasurer and Director
(Principal Executive Officer)                (Principal Accounting Officer)
Dated: July 14, 2009                         Dated: July 14, 2009