Form 10-Q
period 2009-08-31
Incoming,Inc.
filed 2009-10-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-152012

Incoming, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

244 5th Avenue, Ste V235
New York, NY 10001
(Address of principal executive offices, including zip code.)

(917) 210-1074
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☒     No   ☐

As of October 13, 2009, there are 9,570,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended November 30, 2008  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended August 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2009.

INCOMING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO FINANCIAL STATEMENTS

INCOMING, INC.
 (A Development Stage Company)
BALANCE SHEETS

	August 31,	November 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$1,166	$932
Cash restricted (escrow)	-	9,387

Total current assets	1,166	10,319

Property and equipment, net	-	1,003

Total assets	$1,166	$11,322

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,136	$13,889
Due to related parties	5,025	5,630
Notes payable related parties	-	10,742
Escrow – share subscriptions	-	9,400

Total current liabilities	8,161	39,661

Capital stock $0.001 par value;
75,000,000 shares authorized;
8,570,000 shares issued and outstanding (November 30, 2008 – 4,500,000)	8,570	4,500
Additional paid in capital	62,851	-
Deficit accumulated during the development stage	(78,416)	(32,839)

Total Stockholders’ Equity	(6,995)	(28,339)

Total Liabilities and Stockholders’ Equity	$1,166	$11,322

The accompanying notes are an integral part of these financial statements

INCOMING, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	December 22, 2006
	Ended	Ended	Ended	Ended	(Inception) Through
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008	August 31, 2009

Sales	$-	$3,524	$7,052	$3,524	$10,576
Cost of goods sold	-	2,358	4,723	2,358	7,081

Gross profit	-	1,166	2,329	1,166	3,495

Expenses:
Amortization	$50	$44	$200	$133	$377
Accounting and audit fees	5,550	3,000	14,050	8,000	28,550
Consulting	-	-	5,000	-	5,000
General and administrative	401	825	7,787	4,897	16,566
Legal	4,000	-	4,000	520	4,520
Management	-	-	2,000	1,000	6,000
Organization costs	-	-	-	-	530
Rent	544	544	2,176	2,022	5,436
Transfer agent	550	300	12,041	1,197	13,538

	11,095	4,713	47,254	17,769	80,517

Loss from operations	(11,095)	(3,547)	(44,925)	(16,603)	(77,022)
Other income (expense)
Interest expense	(292)	(171)	(652)	(509)	(1,394)

Income (loss) before provision for income tax	(11,387)	(3,718)	(45,577)	(17,112)	(78,416)
Provision for income tax	-	-	-	-	-

Net income (loss)	$(11,387)	$(3,718)	$(45,577)	$(17,112)	$(78,416)

Net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,570,000	4,500,000	8,063,869	4,500,000

The accompanying notes are an integral part of these financial statements

INCOMING, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	December 22, 2006
	Ended	Ended	(Inception) Through
	August 31, 2009	August 31, 2008	August 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(45,577)	$(17,112)	$(78,416)

Adjustment to reconcile net income to net cash provided by (used for) operating activities:
Amortization	200	133	377
Accounts receivable	-	(3,524)	-
Accounts payable and accrued liabilities	(10,753)	6,927	3,136
Accounts payable related parties	6,025	600	11,655

Net cash provided by (used for) operating activities	(50,105)	(12,976)	(63,248)

Cash Flows From Investing Activities
Purchase of fixed assets	-	-	(1,180)

Net cash provided by (used for) investing activities	-	-	(1,180)

Cash Flows From Financing Activities:
Loan payable - related party	9,652	508	20,394
Proceeds from issuance of common stock	40,700	-	45,200
Cash restricted (escrow)	9,387	-	-
Escrow liability – share subscriptions	(9,400)	-	-

Net cash provided by (used for) financing activities	50,339	508	65,594

Net Increase (Decrease) In Cash	234	(12,468)	1,166

Cash At The Beginning Of The Period	932	12,480	-

Cash At The End Of The Period	$1,166	$12	$1,166

The accompanying notes are an integral part of these financial statements

INCOMING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS    Cont’d

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

	Nine Months	Nine Months	December 22, 2006
	Ended	Ended	(Inception) Through
	August 31, 2009	August 31, 2008	August 31, 2009

Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INCOMING, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
December 22, 2006 (Inception) Through August 31, 2009
(Unaudited)

				Deficit
				Accumulated
				During the
	Common Shares		Paid In	Development
	Number	Par Value	Capital	Stage	Total

Balances, December 22, 2006	-	$-	$-	$-	$-

Issued for cash:
Common stock November, 2007 – at $0.001	4,500,000	4,500	-	-	4,500
Net gain (loss) for the period ended November 30, 2007	-	-	-	(7,257)	(7,257)

Balances, November 30, 2007	4,500,000	4,500	-	(7,257)	(2,757)

Net gain (loss) for the year ended November 30, 2008	-	-	-	(25,582)	(25,582)

Balances, November 30, 2008	4,500,000	4,500	-	(32,839)	(28,339)

Issued for cash:
Common stock January, 2009 – at $0.010	4,070,000	4,070	36,630	-	40,700
Net gain (loss) for the period ended August 31, 2009	-	-	-	(45,577)	(45,577)
Settlement of amounts due to related party	-	-	26,221	-	26,221

Balances, August 31, 2009	8,570,000	$8,570	$36,630	$(78,416)	$(6,995)

The accompanying notes are an integral part of these financial statements

INCOMING, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on December 22, 2006, and its fiscal year end is November 30.  The Company is engaged in distribution of American Urban Streetwear and Hip Hop clothing labels in the Eastern European market.

Going Concern

These financial statements have been prepared on a going concern basis.  As at August 31, 2009, the Company has a working capital deficiency of $6,995, and has accumulated deficit of $78,416 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of 8,570,000 shares of capital stock for the net proceeds of $45,200 and loans from former director and related parties in the amount of $24,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying interim financial statements of Incoming have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2008 included in the Company’s annual report on the Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August  31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002.  Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Advertising and Promotion

The Company’s expenses all advertising and promotion costs as incurred.  Advertising and promotion costs for the period ended August 31, 2009, and 2008 were $0.

Research and Development

Research and development expenditures are expensed as incurred.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is reported in the income statement.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 3	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from December 22, 2006 (inception) to November 30, 2007, the Company issued 4,500,000 shares of common stock to its directors for total proceeds of $4,500.

On July 11, 2008, the Company’s Registration Statement on the Form S-1 became effective. The Company has completed the Offering and issued 4,070,000 shares of common stock at $0.010 per share for total proceeds of $40,700 during the nine months ended August 31, 2009.

To August 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4	Related Party Transactions

a)
The former President of the Company provided management services to the Company. During the nine months ended August 31, 2009, management services of $2,000 (August 31 2008 - $1,000) were charged to operations.

b)
During the period from December 22, 2006 (inception) to July 31, 2009, the former President of the Company provided a $19,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $14,000 of principal, and $1,393 of accrued interest payable.

During the nine months ended August 31, 2009, the amounts due to the Company’s former officers and directors were settled and the Company recorded a $26,221 settlement of amounts due to related party as additional paid-in capital.

As at August 31, 2009, the Company owed $5,025 (November 30, 2008, - $5,630) to the President of the Company and a related party for cash advances for operating capital.

Note 5	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

(a)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

1.      The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.      The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.      The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

Note 6	Subsequent Events

Subsequent to August 31, 2009, the Company issued 1,000,000 common shares at $0.001 per share to related parties for services provided to date. In addition the Company received $50,000 in share subscription funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report as well as under the section entitled “Risk Factors” and elsewhere in the Company’s most recent Annual Report on Form 10-K filed on February 27, 2009.

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Current Business

Incoming, Inc, was incorporated in the State of Nevada, United States of America, on December 22, 2006. Its fiscal year end is November 30.  Until July 31, 2009, The Company was engaged in the distribution of American Urban Streetwear and Hip Hop clothing labels in the Eastern European market. We have since revised our business plan to reflect our new focus as an industry-, and regionally-diversified brand acceleration firm. Our focus is to identify profitable category-defining business models, and invest our marketing, human, branding, relationship and financial resources to take the business to the next level.

Our business strategy entails participation in a multitude of ventures—by acquisition or joint venture—including, but not limited to, the areas of technology, media/entertainment, energy, and direct response related industries.

Our company philosophy is to identify profitable concepts, projects, patents, or companies for strategic acquisition, and then take them to the next level, generating an above-average rate of return. Our target acquisitions will consist of firms compatible with this investment philosophy. After being incubated within our organization, and upon reaching a sustained level of growth, we will move to place the enhanced company up for merger or acquisition.

Our targets acquisitions include both domestic (United States) firms, as well as those in developing international growth markets.

Our selection process entails evaluating opportunities based on several critical criteria: First, the opportunity must have a mass market, available resources, and be in a profitable industry. Second, the opportunity will preferably be in a chaotic, unconsolidated market. Finally, the opportunity must already be profitable, or capable of being quickly turned into a profitable operation.

Our acquisitions will, in turn, benefit from our critical organizational relationships in marketing, finance, and technology, which we will leverage to accelerate the growth of our target acquisitions and supply them with a significant competitive advantage.

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of August 31, 2009, the Company has a working capital deficiency of $6,995, and has an accumulated deficit of $78,416 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The Company to date has funded its initial operations through the issuance of 8,570,000 shares of capital stock for the net proceeds of $45,200, and loans from the former director and related parties in the amount of $24,000. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We are a development-stage company, and do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2008, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The following is a discussion and analysis of our results of operations for the nine-month period ended August 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008
Revenue	$7,052	$3,524
General and Administrative Expenses	$47,254	$17,769
Net Loss	$45,577	$17,112

Revenue

	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008
Sales	$7,052	$3,524
Cost of goods sold	$4,723	$2,358
Gross profit	$2,329	$1,166

We have  generated  $7,052 and $3,524 in revenues  during the nine months ended  August 31,  2009,  and 2008 and  incurred  losses for the same  periods of $45,577  and $17,112  respectively.

Liquidity and Capital Resources

Working Capital

	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008
Current Assets	$1,166	$3,536
Current Liabilities	$8,161	$24,452
Working Capital Deficiency	$(6,995)	$(20,916)

Cash Flows

	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008
Cash used in Operating Activities	$50,105	$12,976
Cash used by Investing Activities	$ -	$ -
Cash provided by Financing Activities	$50,339	$508
Net Increase (Decrease) in Cash	$234	$(12,468)

As of August 31, 2009, our current assets totalling $1,166 consisted of cash of $1,166 (November 30, 2008: $932), and restricted cash (escrow) of $Nil  (November  30, 2008:  $9,387).  Our accounts  payable and accrued  liabilities  and current portion of amounts due to related parties were $8,161.  As a result we had a working  capital  deficiency of $6,995 as of August 31, 2009.

To August 31, 2009, the Company has funded its initial operations through the issuance of 8,570,000 shares of capital stock for proceeds of $45,200 and through the loans and cash advances from our directors totalling $24,000.

During the nine months ended August 31, 2009, the amounts due to the Company’s former officers and directors were settled and the Company recorded a $26,221 settlement of amounts due to related party as additional paid-in capital.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's former Directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Moreover, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Cash Used In Operating Activities

During  the  nine-month  period  ended August31,  2009,  we used cash in  operating activities in the amount of $50,105 and $12,976 during the same period in fiscal 2008.  Cash used in  operating  activities  during  the first nine  months of the fiscal  2009 was from  proceeds  from the  issuance  of common  stock  totalling $40,700 and loans from the company's director totalling $9,652. The proceeds from the issuance of common stock were received  during the year ended  November  30, 2008 and nine months ended August 31, 2009.

Cash from Investing Activities

No cash was used or provided in investing activities during the nine-month period ended August 31, 2009.

Cash from Financing Activities

To August 31,  2009,  the  Company has funded its  initial  operations  through the issuance  of  8,570,000  shares of capital  stock for  proceeds  of $45,200  and through the loans and cash advances from our directors totalling $24,000.

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

Operating Costs and Expenses

The major components of our expenses for the nine-month period ended August 31, 2009, and 2008, are outlined in the table below:

	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008
Amortization	$200	$133
Accounting and audit fees	$14,050	$8,000
Consulting	$5,000	$ -
General and administrative	$7,787	$4,897
Legal	$4,000	$520
Management	$2,000	$1,000
Rent	$2,176	$2,022
Transfer Agent	$12,041	$1,197
Total	$47,254	$17,769

The  increase in our  operating  costs during the nine months ended August 31, 2009, compared to the same period in fiscal  2008,  was due to the increase in general and  administrative  costs,  consulting  fees,  transfer  agent expenses and the increase in professional  fees associated with our reporting  obligations  under the  Securities  Exchange Act of 1934.  These  changes are  associated  with the increase in our corporate  activities and expenditures related to implementation of our business plan.

Future Financings

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.  Determines whether a combination is a merger for an acquisition.
b.  Applies the carryover method in accounting for a merger.
c.  Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.  Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

1.  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of Incoming does not expect the adoption of this pronouncement to have material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 10, 2009, the Company issued 1,000,000 common shares of stock at $0.001 per share to related parties for services provided to date. In addition the Company received $50,000 in share subscription funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2009

By:
INCOMING, INC.

BY: /s/ W. Taylor II
Ephren W. Taylor II, President and Director