Form 10-K
period 2009-11-30
Incoming,Inc.
filed 2010-04-15
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Incoming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-152012	42-1768468
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification No.)

244 5th Avenue, Ste V235
New York, NY 10001
(Address of principal executive offices, including zip code.)

(917) 210-1074
(Registrant’s telephone number, including area code)

With a copy to:
Befumo & Schaeffer, PLLC
2020 Pennsylvania Avenue, NW #840
Washington, DC 20006
Phone: (202) 725-6733
Fax: (202) 478-2900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐     NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐     NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☒      No  ☐

As of April 15, 2010, there were 10,764,000 shares of common stock issued and outstanding.

All references in this Report on Form 10-K to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc., unless the context indicates another meaning.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,”  “will,”  “should,”  “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Plan of Operation” and “Description of Our Business and Properties,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

Item 1. Business

Incoming, Inc, was incorporated in the State of Nevada, United States of America, on December 22, 2006. Its fiscal year end is November 30. The Registrant has not been a party to any bankruptcy, receivership or similar proceedings.  Our principal executive offices are located at 244 5th Avenue, Suite V235, New York, NY 10001, and our telephone number at that address is (917) 210-1074.

Until July 31, 2009, the Company was engaged in the distribution of American Urban Streetwear and Hip Hop clothing labels in the Eastern European market. We have since revised our business plan to reflect our new focus as a diversified brand acceleration firm.   Our goal is to identify growth opportunities and innovative business models and invest our resources to transform successful companies into international brands.

Our business strategy entails participation in a multitude of ventures—by acquisition or joint venture—including, but not limited to, the areas of technology, media/entertainment, energy, and direct response related industries.

Our company philosophy is to identify undervalued concepts, projects, patents, or companies for strategic acquisition, and then take them to the next level as part of a growing network of related companies and subsidiaries, generating an above-average rate of return. Our target acquisitions will consist of firms compatible with this philosophy.

Our target acquisitions include both domestic (United States) firms as well as those in developing international growth markets.

Our selection process entails evaluating opportunities based on several critical criteria.  First, the opportunity must have a mass market, available resources, and be in a profitable industry.  Second, the opportunity will preferably be in a chaotic, unconsolidated market.  Finally, the opportunity must already be profitable or capable of being quickly turned into a profitable operation.

Our acquisitions will, in turn, benefit from our critical organizational relationships in marketing, finance, and technology, which we will leverage to accelerate the growth of our target acquisitions and supply them with a significant competitive advantage.

On September 30, 2009, the Registrant acquired 100% interest in the National Association of Professional Minorities (“NAPM”).  The NAPM is a social networking platform for minority business professionals.  The acquisition of the NAPM resulted in the NAPM becoming a wholly owned subsidiary of the Registrant.

On November 11, 2009 the company entered into a Membership Interest Transfer Agreement with Stanford Holdings, LLC to acquire a 50% ownership interest in Pentrose, LLC.  Under a separate Contribution Agreement, Ephren Taylor (President of Registrant) contributed assets commonly referred to as Taylor Works, on behalf of The Company.  There is no determined market value for the Taylor Works.  As direct cash consideration, Mr. Taylor received $10 for conveyance of the Taylor Works. Mr. Taylor owns 250,000 shares of The Company and holds options to purchase an additional 500,000 shares at $.50 per share; as such the conveyance of the transfer of interest in Taylor Works will result in direct benefit to Mr. Taylor increasing the value of his shares and options in The Company.

The Company has accounted for this transaction under the Equity method of accounting. Accordingly, the carrying value of the Company’s equity investment in Pentrose is reported as $10.  From date of acquisition on November 11, 2009 until November 30, 2009 there was no change in assets of Pentrose, LLC.  However, on March 16, 2010, Pentrose rescinded the Membership Interest Transfer Agreement, and the company does not recognize any interest in Pentrose LLC as of November 30, 2009.

Pentrose, LLC is a direct response company, engaged in the business of marketing and promoting personal brands and infomercial products.

On February 9, 2010, the Registrant entered into an agreement with North American Bio-Energies, LLC (“NABE”) to acquire an undivided 100% interest in NABE.  The acquisition of the NABE has not occurred as of the date of this Annual Report on Form 10-K.

As of November 30, 2009, we have generated $15,933 in revenues, and have incurred $305,771 in losses since our inception on December 22, 2006, and have relied upon the sale of our securities in unregistered and registered private placement transactions and loans and cash advances from our former President, Mr. Yury Nesterov, and our current president, Ephren Taylor, to fund our operations. We are a development-stage company and do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2009, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to the “going concern” disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff comments

There are no unresolved comments from the SEC.

Item 2. Properties

We do not hold ownership or leasehold interest in any property.

Item 3. Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. There are no known pending legal proceedings to which the Registrant or its management is a party or of which any of their property is the subject, no such proceedings are known to have been threatened, and no such proceedings are known to be contemplated by governmental authorities.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Only a limited market exists for our securities.  There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.  Therefore, a shareholder in all likelihood will be unable to resell his securities in our Company.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

Our Company’s common shares are currently traded on the Over-the-Counter Bulletin Board (OTCBB).  On March 17, 2010, the Company became delinquent in its reporting obligations for failure to file this Annual Report on Form 10-K, and the Company’s common shares were subsequently assigned the trading symbol “ICNNE.”  Upon filing this Annual Report on Form 10-K the Company expects its common shares to be assigned the trading symbol “ICNN.”

As of April 8, 2010, the stock was trading at a market price of $0.70; however, the Company’s Common Stock is thinly traded with a limited market.  The closing price of $0.70 was from the last reported sale date of February 26, 2010.

Fiscal Year 2009	High Bid	Low Bid
Fourth Quarter 09-01-09 to 11-30-09	$0.55	$0.55
Third Quarter 06-01-09 to 08-31-09	$0.00	$0.00
Second Quarter 03-01-09 to 05-31-09	$0.00	$0.00
First Quarter 12-01-08 to 02-28-09	$0.00	$0.00

Fiscal Year 2008	High Bid	Low Bid
Fourth Quarter 09-01-08 to 11-30-08	$0.00	$0.00
Third Quarter 06-01-08 to 08-31-08	$0.00	$0.00
Second Quarter 03-01-08 to 05-31-08	$0.00	$0.00
First Quarter 12-1-07 to 02-28-08	$0.00	$0.00

Shareholders

At November 30, 2009, we had 30 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise unregistered form.  Additionally, we have outstanding warrants for the purchase of up to Two Million (2,000,000) shares of the Company’s common stock at an exercise price of Fifty Cents ($0.50) per share.

Dividend Policy

We have not declared any cash dividends.  We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

During the period from December 22, 2006 (inception) to November 30, 2007, the Company issued 4,500,000 shares of common stock to its directors for total proceeds of $4,500. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On July 11, 2008, the Company’s Registration Statement on the Form S-1 became effective. The Company has completed the Offering and issued 4,070,000 shares of common stock at $0.010 per share for total proceeds of $40,700 during the twelve months ended December 31, 2009. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On September 1, 2009, the company issued 100,000 shares of common stock for cash at $.50 per share. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On September 10, 2009 the company issued 1,000,000 shares of common stock for services and incentives at a value of $.01 per share. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On September 25, 2009 the company issued 14,000 shares of common stock for cash at $.50 per share. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On September 30, 2009 the company acquired NAPM and issued 1,000,000 shares of common stock, and warrants for 2,000,000 shares of common stock with an exercise price of $.50 to the partners of NAPM.  The company received $20,000 of cash assets of NAPM. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On October 15, 2009 the company issued 80,000 shares of common stock for cash at $.50 per share. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report and elsewhere in the Company’s Quarterly Reports on Form 10-Q and other public filings.

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of November 30, 2009, the Company has a working capital deficiency of $116,350, and has an accumulated deficit of $314,771 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The Company to date has funded its initial operations through the issuance of 10,764,000 shares of capital stock for the net proceeds of $142,200, loans from the former director and related parties in the amount of $110,000 and loans from third parties of $100,000. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We are a development-stage company, and do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2009, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The following is a discussion and analysis of our results of operations for the twelve-month period ended November 30, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

We have generated  $22,985 and $3,524 in revenues during the twelve months ended November 30, 2009, and 2008.  For the same periods we incurred net losses of $281,932 and $25,582 respectively.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Short term loan (1)	$100,000	100,000	—	—	—
Short term loan - related party (2)	110,110	110,110	—	—	—
Software development (3)	2,000	2,000	—	—	—
Khancepts, LLC (4)	12,500	12,500	—	—	—
			—	—	—
Total	$224,610	224,610	—	—	—

1. On October 1, 2009 the company executed a promissory note for $100,000 with a third party. The note had an origination fee of $25,000 and was originally due November 22, 2009. In November 2009, the origination fee was paid and the loan maturity was extended to February 1, 2010 in consideration for an additional $4,000 interest payment due at maturity.

2. During fiscal 2009, the current president provided the company with short term loans of $100,000 and paid expenses on behalf of the company of $10,010. The advances incur interest at 6% and have no specific terms of repayment.

3. On September 1, 2009, the company entered into a contract for software development provided by a vendor. The total value of the contract is $5,000. As of November 30, 2009 the company has paid $3,000 on this contract and owes $2,000.

4. On October 30, 2009 the company entered into a six month contract with Khancepts LLC. Terms of the contract are for monthly fees of $2,500 beginning November 1, 2009. As of November 30, 2009 one payment was made, and five payments remain. The contract is renewable.

Liquidity and Capital Resources

Working Capital

	As of November 30, 2009	As of November 30, 2008

Current Assets	$109,300	$10,319
Current Liabilities	225,650	39,661

Working Capital Deficiency	$(116,350)	$(29,342)

Accumulated Deficit	(314,771)	(28,339)

Cash Flows

	Twelve months ended November 30, 2009	Twelve months ended November 30, 2008

Cash used in operating activities	$(272,480)	$(12,238)
Cash provided by investing activities	20,802	—
Cash provided by financing activities	357,646	690
Net increase (decrease) in cash	$105,968	$(11,548)

As of November 30, 2009, our current assets totaling $109,300 consisted of cash.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $225,650 for the period ended November 30, 2009, and $39,661 for the period ended November 30, 2008.  As a result we had a working capital deficiency of $116,350 and $28,339 respectively.

To November 30, 2009, the Company has funded its initial operations through the issuance of 10,764,000 shares of capital stock for proceeds of $142,200, loans from the former director and related parties in the amount of $110,000 and loans from third parties of $100,000..

During the twelve months ended November 30, 2009, the amounts due to the Company’s former officers and directors were settled and the Company recorded a $26,221 forgiveness of debt by related party to additional paid-in capital.

Due to the “start up” nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company’s former and present Directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Moreover, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations. For these reasons, our registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Cash Used In Operating Activities

During the twelve-month period ended November 30, 2009, we used cash in operating activities in the amount of $272,480 and $12,238 during the same period in fiscal 2008.  Cash used in operating activities during the first twelve months of the fiscal 2009 was from proceeds from the issuance of common stock totaling $137,700 and proceeds from related and third party debt transactions of $219,959. The proceeds from the issuance of common stock were received during the year ended November 30, 2009.

Cash from Investing Activities

During 2009, the company disposed of a computer acquired in 2007.  The net value of the computer was $802 after $378 of deprecation.  The computer was disposed of to the prior company president in the change of control.  During fiscal 2009, the Company acquired 100% of NAPM, LLC and received $20,000 in the transaction.  The company engaged in no other investment activity.

Cash from Financing Activities

To November 30, 2009, the Company has funded its initial operations through the issuance of  10,764,000  shares of capital  stock for  proceeds  of $142,200, loans from the former director and related parties in the amount of $110,000 and loans from third parties of $100,000..

Operating Costs and Expenses

The increase in our operating  costs during the twelve months ended November 30, 2009, compared to the same period in fiscal  2008, was due mainly to the increase in promotional expense, accompanied with an increase in general and  administrative  costs,  consulting  fees, transfer  agent expenses, and the increase in professional fees associated with our reporting  obligations  under the  Securities  Exchange Act of 1934.  These changes are associated with the increase in our corporate  activities and expenditures related to implementation of our business plan.

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

Recent Accounting Pronouncements

Management does not expect any financial statement impact from any recently-issued pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Index to the Audited Financial Statements	X

CONSOLIDATED BALANCE SHEETS	X

CONSOLIDATED STATEMENTS OF OPERATIONS	X

CONSOLIDATED STATEMENTS OF CASH FLOWS	X

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT	X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Incoming, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Incoming, Inc., (“the Company”) as of November 30, 2009 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from December 22, 2006 (inception) through November 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the period from inception through November 30, 2008 include a net loss of $32,839.  Our opinion on the consolidated statements of operations, stockholders’ deficit and cash flows for the period from inception through November 30, 2009, insofar as it relates to amounts for periods through November 30, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2009 and the  consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 12, 2010

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Incoming, Inc.
Scottsdale, Arizona

I have audited the accompanying balance sheet of Incoming, Inc. (a development stage company) as of November 30, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from December 22, 2006 (inception) through November 30, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Incoming, Inc. as of November 30, 2008 and the results of its operations and its cash flows for the year then ended and for the period from December 22, 2006 (inception) through November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
Ronald R. Chadwick, P.C.
February 23, 2009
RONALD R. CHADWICK, P.C.

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2009	November 30, 2008

ASSETS
Current Assets
Cash	$106,900	$932
Cash restricted (escrow)	—	9,387
Prepaid expenses	2,400	—
Total current assets	109,300	10,319

Property and equipment, net	—	1,003
Total assets	$109,300	$11,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$15,540	$13,889
Accounts payable - related party	110,110	5,630
Escrow – share subscriptions	—	9,400
Short term debt	100,000	—
Short term debt - related parties	—	10,742
Total current liabilities	225,650	39,661

Capital stock $.001 par value; 75,000,000 shares authorized; 10,764,000 and 4,500,000 shares issued and outstanding, respectively	10,764	4,500
Additional paid in capital	187,657	—
Deficit accumulated during the development stage	(314,771)	(32,839)
Total stockholders’ deficit	(116,350)	(28,339)

Total liabilities and stockholder’s equity	$109,300	$11,322

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended November 30, 2009 and November 30, 2008,
And the period from December 22, 2006 (inception) to November 30, 2009

	2009	2008	Inception to November 30, 2009
Revenue	$22,985	$3,524	$26,509
Cost of revenue	8,042	2,358	10,400
Gross profit	14,943	1,166	16,109

Expenses
Selling, General, and Administrative	270,703	26,071	303,966
Depreciation	201	—	201
Total operating expense	270,904	26,071	304,167

Other income (expense)
Interest income	680	—	680
Interest expense	(26,651)	(677)	(27,393)
Total other income (expense)	(25,971)	(677)	(26,713)

Net Loss	$(281,932)	$(25,582)	$(314,771)

Net loss per share (Basic and Diluted)	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding (Basic and diluted)	8,616,333	4,500,000

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended November 30, 2009 and November 30, 2008,
And the period from December 22, 2006 (inception) to November 30, 2009

	2009	2008	Inception to November 30, 2009
Cash Flows from operating activities
Net loss	$(281,932)	$(25,582)	$(314,771)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	201	177	378
Common stock issued for services	10,000	—	10,000
Changes in operating assets and liabilities:
Prepaid expenses	(2,400)	—	(2,400)
Accounts payable	1,651	8,067	15,540
Accounts payable - related parties	—	5,100	5,630
Net cash used in operating activities	(272,480)	(12,238)	(285,623)

Cash flows from investing activities
Cash received in purchase of NAPM	20,000	—	20,000
Purchase of fixed assets	—	—	(1,180)
Sale of fixed assets	802	—	802
Net cash provided by (used in) investing activities	20,802	—	19,622

Cash flows from financing activities
Cash restricted (escrow)	9,387	(9,387)	—
Escrow liability - share subscription	(9,400)	9,400	—
Proceeds from third party loan	100,000	—	100,000
Proceeds from related party loans	119,959	677	130,701
Proceeds from issuance of common stock and warrants	137,700	—	142,200
Net cash provided by financing activities	357,646	690	372,901

Net change in cash	105,968	(11,548)	106,900

Cash at beginning of period	932	12,480	—
Cash at end of period	$106,900	$932	$106,900

Supplemental Disclosures of Cash Flow information:
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$26,651	$—	$26,651

Non-cash Investing and Financing Activities
Debt forgiveness by related party	$26,221	$—	$26,221

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from December 22, 2006 (Inception) to November 30, 2009

	Common Stock		Additional Paid-in Capital	Deficit Accumulated	Stockholders’ Deficit
				During the
	Shares	Par		Development Stage

Balances December 22, 2006 (Inception)	—	$—	$—	$—	$—

Issuance of Common Stock on October 12,2007 at $.001 per share	3,000,000	3,000	—	—	3,000
Issuance of Common Stock on November 27,2007 at $.001 per share	1,500,000	1,500	—	—	1,500
Net loss				(7,257)	(7,257)
Balances November 30, 2007	4,500,000	4,500	—	(7,257)	(2,757)
Net loss	—	—	—	(25,582)	(25,582)
Balances November 30, 2008	4,500,000	4,500	—	(32,839)	(28,339)

Issuance of Common Stock on February 28, 2009 for cash at $.01 per share	4,070,000	4,070	36,630	—	40,700
Forgiveness of debt by related party	—	—	26,221	—	26,221
Issuance of Common Stock on September 1, 2009 for cash at $.50 per share	100,000	100	49,900	—	50,000
Issuance of Common Stock on September 10, 2009 for services at $.01 per share	1,000,000	1,000	9,000	—	10,000
Issuance of Common Stock on September 25, 2009 for cash at $.50 per share	14,000	14	6,986	—	7,000
Issuance of stock and warrants on September 30, 2009 for purchase of NAPM	1,000,000	1,000	19,000	—	20,000
Issuance of Common Stock on October 15, 2009 for cash at $.50 per share	80,000	80	39,920	—	40,000
Net loss				(281,932)	(281,932)
Balances, November 30, 2009	10,764,000	10,764	187,657	(314,771)	(116,350)

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1             Nature and Continuance of Operations

Organization

The Company was incorporated in Nevada on December 22, 2006.  The Company is engaged in distribution of American Urban Street wear and Hip Hop clothing labels in the Eastern European market.  In addition, the Company, through its president, performs speaking engagements.  On August 31, 2009 the company entered into a Share Purchase Agreement, and on September 1, 2009 the company began efforts to operate as a brand acceleration firm to promote, market, and seek acquisition of companies to invest its marketing, branding and financial resources to further develop existing business models.

Going Concern

These financial statements have been prepared on a going concern basis.  As at November 30, 2009, the Company has a working capital deficiency of $116,350, and has accumulated a deficit of $305,771 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and 2,000,000 common stock warrants for the net proceeds of $142,200, loans from related parties of $130,701 and loans from third parties of $100,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2             Summary of Significant Accounting Policies

Use of Estimates

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with ASC 915 for its characterization of the Company as development stage.

Principles of Consolidation

The consolidated financial statements include the accounts of Incoming, Inc. and its wholly owned subsidiary, NAPM, LLC. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

At November 30, 2009 the company has cash of $106,900, with $108,890 held in FDIC insured accounts.  At November 30, 2008 The Company had cash of $932, and restricted cash of $9,387 in FDIC insured accounts.  The restricted cash was held for escrow liabilities totaling $9,400 on November 30, 2008.

Revenue Recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue.

Advertising and Promotion

The Company’s expenses all advertising and promotion costs as incurred.  Advertising and promotion costs for the periods ended November 30, 2009, and 2008 were $128,905 and zero respectively.

Net Loss per Share

In accordance with FASB ASC 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to consultants are accounted for in accordance with Statement of Financial Accounting Standards ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2009, and November 30, 2008.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3             Capital Stock

During the period from December 22, 2006 (inception) to November 30, 2007, the Company issued 4,500,000 common shares to its directors for total proceeds of $4,500.

The Company sold 4,070,000 common shares at $0.01 per share for total proceeds of $40,700 on February 28, 2009.

On September, 1 2009, the company issued 100,000 common shares for cash at $.50 per share for total proceeds of $50,000.

On September 10, 2009 the company issued 1,000,000 common shares to new officers and directors of the company for services valued at $10,000.

On September 25, 2009 the company issued 14,000 common shares for cash at $.50 per share for proceeds of $7,000.

On September 30, 2009 the company acquired NAPM in exchange for 1,000,000 common shares and warrants for 2,000,000 shares with an exercise price of $.50.  The company received $20,000 cash assets of NAPM in the transaction.  See Note 6.

On October 15, 2009 the company issued 80,000 common shares for cash at $.50 per share for total proceeds of $40,000.

Note 4             Related Party Transactions

a)
The former President of the Company provided management services to the Company. During the twelve months ended November 30, 2009, management services of $2,000 (December 31, 2008 - $1,000) were charged to operations.

b)
During the period from December 22, 2006 (inception) to July 31, 2009, the former President of the Company provided a $19,000 loan to the Company in addition to various expenses paid on behalf of the Company included in accounts payable - related party in the accompanying balance sheet as of December 31, 2008.   During the twelve months ended November 30, 2009, the former President advanced an additional $9,849.  In addition, in July of 2009, the amounts due to the Company’s former officers and directors were forgiven and the Company recorded a $26,221 forgiveness of related party debt to additional paid-in capital.

c)
As at November 30, 2009, the Company owed $110,110 to the CEO of the company for cash advances for operating capital.  The loans  accrue interest at the rate of 6% and have no specific terms of repayment.

d)
The CEO of Incoming, Inc. was a 25% owner of NAPM, LLC, which the Company acquired during the year.  In conjunction with the transaction, the CEO received 250,000 shares of common stock and warrants to purchase 500,000 shares of common stock exercisable at $.50 per share for 15 years.  See Note 6.

Note 5             Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years

Short term loan (1)	$100,000	100,000	—	—	—
Short term loan - related party (2)	110,110	110,110	—	—	—
Software development (3)	2,000	2,000	—	—	—
Khancepts, LLC (4)	12,500	12,500	—	—	—

Total	$224,610	224,610	—	—	—

1. On October 1, 2009 the company borrowed $100,000 from a third party.  The note had an origination fee of $25,000 and was originally due November 22, 2009.  In November 2009, the origination fee was paid and the loan maturity was extended to February 1, 2010 in consideration for an additional $4,000 interest payment due at maturity.

2. During fiscal 2009, the current president loaned the company $110,010. The loan incurs interest at 6% and has no specific terms of repayment.

3.  On September 1, 2009, the company entered into a contract for software development provided by a vendor.  The total value of the contract is $5,000.  As of November 30, 2009 the company has paid $3,000 on this contract and owes $2,000.

4.  On October 30, 2009 the company entered into a six month contract with Khancepts LLC.  Terms of the contract are for monthly fees of $2,500 beginning November 1, 2009.   As of November 30, 2009 one payment was made, and five payments remain.  The contract is renewable.

Note 6             Acquisition of the National Association of Professional Minorities, LLC (NAPM)

On September 30, 2009, The Company acquired 100% interest in NAPM, LLC.  NAPM was not considered a business as defined by FASB ASC 805-10 “Business Combinations”.

NAPM was formed on June 24, 2009 as an LLC in New Jersey.  The company was organized with total cash of $20,000.  The company did not obtain bank accounts, assets, liabilities, income or expense prior to acquisition by Incoming.  The CEO of Incoming, Inc. was a 25% owner of NAPM prior to the transaction.

NAPM members collectively exchanged 100% interest in the NAPM for 1,000,000 common shares and 2,000,000 warrants exercisable at $.50 per share for 15 years.  The exchange resulted in NAPM becoming a wholly owned subsidiary.

NAPM is a provider of publishing, selling subscriptions, maintaining directories, and other legal business pursuits in the United States.

The fair value of the consideration transferred by the Company was determined to be equal to the cash received in the transaction of $20,000.

Note 7             Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During fiscal 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $273,000 and $33,000 at November 30, 2009 and 2008 and will expire beginning in 2027.

        At November 30, 2009 and 2008 deferred tax assets consisted of the following:

	2009	2008
Deferred tax assets
Net operating losses	$96,000	$4,900
Less: valuation allowance	(96,000)	(4,900)

Net deferred tax asset	$-	$-

Note 8             Subsequent Events

Related Party Transactions

Subsequent to November 30, 2009, the Company received loans from City Capital (related party), totaling $15,500, and repaid $10,000. As of April 12, 2010, the Company had loans payable to City Capital totaling $5,500.  The loans pay no interest and are part of a revolving credit line. A director of the Company has principal ownership interests in City Capital.  The funds were used to pay current invoices for services received.

Mergers and Acquisitions

On February 16, 2010, the company entered into stock exchange agreement with North American Bio-Energies (NABE) to acquire 100% interest in NABE for 2,975,000 newly issued shares of ICNN at $.001 par.  The company expected to close the transaction on February 28, 2010.  The transaction has not been completed as of April 12, 2010.

Debt Obligations and Credit Arrangements

The Company evaluated subsequent events through April 12, 2010, the date these financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(a)  Previous independent registered public accounting firm:

On November 6, 2009, the Company dismissed Ronald R. Chadwick, P.C. (“Chadwick”) as its independent registered public accounting firm, effective immediately.

Chadwick’s audit report dated February 23, 2009 for the period from December 22, 2006 (inception) to November 30, 2008 contained a going concern modification.  With the exception of said going concern modification, Chadwick’s reports on the Company’s financial statements for either of the past two years did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.   At no time during the period that Chadwick was the Company’s certifying accountants were there any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the subject matter of such disagreements in connection with its report on the Company’s financial statements.

The Company provided Mr. Chadwick with a copy of their Report on Form 8-K/A prior to its filing with the Securities and Exchange Commission and requested that Mr. Chadwick furnish a letter addressed to the Commission stating whether or not Mr. Chadwick agreed with the statements noted above. A copy of such letter responding to that request, dated January 20, 2010, was filed as an Exhibit 16.1 to the Form 8-K/A filed with the SEC on January 20, 2010.

(b)  New independent registered public accounting firm

Effective November 6, 2009, the Company engaged MaloneBailey, LLP as the Company’s independent registered public accounting firm.

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2009. The Company has taken the steps described below to remediate such material weaknesses.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including the Chief Executive Officer we evaluated the effectiveness of our internal control over financial reporting as of November 30, 2009. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of November 30, 2009, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of November 30, 2009.

2. Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3. Deficiencies in Segregation of Duties. The limited number of qualified accounting personnel results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our financial accounting staff is actively attending and receiving training. Management is still determining additional measures to remediate deficiencies related to staffing.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B. Other Information

On November 11, 2009 the Company entered into a Membership Interest Transfer Agreement with Stanford Holdings, LLC to acquire a 50% ownership interest in Pentrose, LLC.  Under a separate Contribution Agreement, Ephren Taylor (President of Registrant) contributed assets commonly referred to as Taylor Works, on behalf of the Company.  There is no determined market value for the Taylor Works.  As direct cash consideration, Mr. Taylor received $10 for conveyance of the Taylor Works.  Mr. Taylor owns 250,000 shares of the Company and holds warrants to purchase an additional 500,000 shares at $.50 per share; as such the conveyance of the transfer of interest in Taylor Works will result in direct benefit to Mr. Taylor increasing the value of his shares and warrants in the Company.

The Company has accounted for this transaction under the Equity method of accounting. Accordingly, the carrying value of the Company’s equity investment in Pentrose is reported as $10.  From the date of acquisition on November 11, 2009 until November 30, 2009 there was no change in assets of Pentrose, LLC.  Pentrose rescinded the Membership Interest Transfer Agreement on March 16, 2010, and the Company does not recognize any interest in Pentrose, LLC as of November 30, 2008.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Name	Age	Date Appointed	Position
Ephren W. Taylor II	27	September 14, 2009	President, Director
Andrew J. Befumo	46	November 23, 2009	Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Incoming’s affairs.

Ephren W. Taylor II, President and Director

Mr. Taylor has been a successful businessman since his teen years, building a multi-million dollar technology company, GoFerretGo.com, by age 17. In 2006 Mr. Taylor became Chief Executive Officer of City Capital Corporation, making him the youngest African American CEO of any publicly traded corporation to date. Mr. Taylor also serves as Director of City Capital Corp.  While at City Capital Corp., Taylor started the Goshen Energy initiative, which focuses on producing alternative energy specializing in biofuels.

Mr. Taylor has an extensive background in startup firms from tech to real estate, and has helped start, fund and lead companies to profitability. Mr. Taylor is a dynamic public speaker, author and business consultant. He has worked closely with corporations and entities such as CitiGroup, Sprint, Target, Wal-Mart, Air National Guard and city municipalities

Andrew J. Befumo, Director

Mr. Befumo holds a law degree from the College of William and Mary and a Bachelor of Science degree from the Pennsylvania State University.  He served as Director of Legal Affairs for Xcelplus International, Inc. from March 2006 until November 2006.  After leaving Xcelplus, Mr. Befumo worked for Belmont Partners, LLC as General Counsel.  Mr. Befumo is a partner in the law firm of Befumo & Schaeffer, PLLC, which specializes primarily in Federal Securities Law.  Mr. Befumo has a comprehensive and diverse background encompassing business, legal and technical vocations.  He is a member in good standing of the District of Columbia Bar, and is also licensed to practice before the United States Patent and Trademark Office.

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rules, including:

1.
Any petition under the Federal bankruptcy laws or any state insolvency law being filed by or against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding, or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); ☐

3.
Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: ☐

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; ☐

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; ☐

4.
Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity; ☐

5.
Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; ☐

6.
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; ☐

7.
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: ☐

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies  including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or ☐

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Ephren W. Taylor II, the Company’s President and Director, failed to file required forms for two transactions:  the acquisition of 250,000 shares of the Company’s common stock on September 10, 2009 and the acquisition of 250,000 shares of the Company’s common stock on October 20, 2009.

Elaina Watley, a beneficial owner of more than 10% of the outstanding common stock, failed to file a required form for a transaction whereby Ms. Watley acquired 1,500,000 shares of common stock on July 31, 2009.

Elena Djafarova failed to file a required form for a transaction whereby Ms. Djafarova sold 1,500,000 shares of common stock on July 31, 2009.

Aaron West, a beneficial owner of more than 10% of the outstanding common stock, failed to file a required form for a transaction whereby Mr. West acquired 3,000,000 shares of common stock on July 31, 2009.

Yury Nesterov failed to file a required form for a transaction whereby Mr. Nesterov sold 3,000,000 shares of common stock on July 31, 2009.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by Ephren W. Taylor, who also serves as an officer of the Company. None of our directors are deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of the year.

The table below shows what we have paid to our directors since our inception on December 22, 2006 through November 30, 2009.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards				Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)	Securities Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)
Y. Nesterov, President, CEO, Director	12-22-06 (inception) to 11-30-07	0	0			0	0	0	0
	12-01-07 to 11-30-08	0	0	$1,000	(1)	0	0	0	0
	12-01-08 to 07-31-09	0	0	$2,000	(1)	0	0	0	0
E. Djafarova, Secretary, Treasurer, CFO	12-22-06 (inception) to 11-30-07	0	0	0		0	0	0	0
	12-01-07 to 11-30-08	0	0	0		0	0	0	0
	12-01-08 to 07-31-09	0	0	0		0	0	0	0
Elaina Watley, President, Director	07-31-09 to 09-14-09	0	0	0		0	0	0	0
Aaron West, CEO, Director	07-31-09 to 09-14-09	0	0	0		0	0	0	0
Ephren W. Taylor, II, President, Director	09-14-09 to 11-30-09	0	0	0		$250	0	0	$1,000
Andrew J. Befumo, Director	11-23-09 to 11-30-09	0	0	0		0	0	0	0

(1)
The Company’s former president, Yury Nesterov, provided management services to the Company as per a written arrangement with the Company. During the period ended November 30, 2007, the Company paid $2,000 for management services. During the fiscal year ended November 30, 2008, the Company paid $1,000 for management services.

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors does not have a compensation committee, and no member of the Company’s Board of Directors has performed functions equivalent to a compensation committee.   During the year ending November 30, 2009, Ephren W. Taylor, our president, also served as a member of the board of directors.  None of our executive officers served as a member of the compensation committee, or committee performing an equivalent function, or any other entity that had one or more of its executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name of Beneficial Owner	Amount of Direct Ownership	Position	Percent of Class *
Aaron West	3,000,000	N/A	27.87%
Elaina Watley	1,500,000	N/A	13.94%
Ephren Taylor	500,000	President & Director	4.65%
Andrew Befumo	0	Director	0%
All Officers and Directors	500,000		4.65%

* Based on 10,764,000 shares issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The former President of the Company provided management services to the Company. During the twelve months ended November 30, 2009, management services of $2,000 (December 31, 2008 - $1,000) were charged to operations.

During the period from December 22, 2006 (inception) to July 31, 2009, the former President of the Company provided a $19,000 loan to the Company in addition to various expenses paid on behalf of the Company included in accounts payable - related party in the accompanying balance sheet as of December 31, 2008.   During the twelve months ended November 30, 2009, the former President advanced an additional $9,849.  In addition, in July of 2009, the amounts due to the Company’s former officers and directors were forgiven and the Company recorded a $26,221 forgiveness of related party debt to additional paid-in capital.

As at November 30, 2009, the Company owed $110,110 to the CEO of the company for cash advances for operating capital.  The loans accrue interest at the rate of 6% and have no specific terms of repayment.

The CEO of Incoming, Inc. was a 25% owner of NAPM, LLC, which the Company acquired during the year.  In conjunction with the transaction, the CEO received 250,000 shares of common stock and warrants to purchase 500,000 shares of common stock exercisable at $.50 per share for 15 years.

On November 30, 2009, Andrew Befumo was appointed as a director of the Company.  Mr. Befumo is a partner in the law firm Befumo & Schaeffer, PLLC, which serves as the Company’s legal counsel.  Befumo & Schaeffer, PLLC provides up to 20 hours of legal services per month for Registrant for a flat rate of $4,000.  Services in excess of 20 hours per month are billed at a rate of $275 per hour.  Mr. Befumo does not receive any compensation for his role as director of the Company and there are no other agreements between Registrant and Mr. Befumo.

Subsequent to November 30, 2009, the Company received loans from City Capital (related party), totaling $15,500, and repaid $10,000. As of April 12, 2010, the Company had loans payable to City Capital totaling $5,500.  The loans pay no interest and are part of a revolving credit line. A director of the Company has principal ownership interests in City Capital.  The funds were used to pay current invoices for services received

Except for the foregoing, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$16,000	MaloneBailey, LLP
2009	$6,460	Ronald Chadwick
2008	$8,000	Ronald Chadwick

(2) Audit-Related Fees

    None.

(3) Tax Fees

     None.

(4) All Other Fees

     None.

(5)  Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)  There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	06-30-08	3.1

3.2	Bylaws	S-1	06-30-08	3.2

4.1	Specimen Stock Certificate	S-1	01-14-10	4.1

14.1	Code of Ethics				X

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

99.1	Audit Committee Charter				X

99.2	Disclosure Committee Charter				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOMING, INC.

By: /s/ Ephren W. Taylor, President & Director
Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ephren W. Taylor, President & Director
Date: April 15, 2010