Form 10-Q
period 2010-02-28
Incoming,Inc.
filed 2010-04-19
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

Commission file number 333-152012

Incoming, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

244 5th Avenue, Ste V235
New York, NY 10001
(Address of principal executive offices, including zip code.)

(917) 210-1074
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐

Non-accelerated filer   ☐                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☒      No   ☐

As of April 19, 2010, there are 10,764,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended November 30, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended February 28, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2010.

INCOMING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	February 28, 2010	November 30, 2009
ASSETS
Current Assets
Cash	$3,080	$106,900
Deferred offering costs	10,000	-
Prepaid expenses	2,400	2,400
Total current assets	15,480	109,300
Total assets	$15,480	$109,300

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	21,085	15,540
Accounts payable - related party	15,803	-
Short term debt	-	100,000
Short term debt - related parties	140,510	110,110
Total current liabilities	177,398	225,650

Capital stock $.001 par value; 75,000,000 shares authorized; 10,764,000 shares issued and outstanding.	10,764	10,764
Additional paid in capital	238,677	187,657
Deficit accumulated during the development stage	(411,359)	(314,771)
Total stockholder's deficit	(161,918)	(116,350)

Total Liabilities and stockholder's equity	$15,480	$109,300

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three months ended February 28, 2010 and 2009 and for the period from December 22, 2006 (inception) through February 28, 2010
(unaudited)

	Three months ended February 28,
	2010	2009	From December 22, 2006 (inception) to February 28, 2010
Revenue	$16,618	$7,052	$43,127
Cost of revenue	8,035	4,723	18,435
Gross profit	8,583	2,329	24,692

Expenses
Selling, General, and Administrative	100,252	19,459	404,218
Depreciation	-	75	201
Total operating expense	100,252	19,534	404,419

Other income (expense)
Interest income	1,893	-	2,573
Interest expense	(6,812)	(166)	(34,205)
Total other income (expense)	(4,919)	(166)	(31,632)

Net Loss	$(96,588)	$(17,371)	$(411,359)

Net Income (Loss) per Share (Basic and Diluted)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding (Basic)	10,764,000	7,029,111

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months ended February 28, 2010 and 2009 and for the period from December 22, 2006 (inception) through February 28, 2010
(unaudited)

	Three months ended February 28,		Inception to February 28, 2010
	2010	2009
Cash Flows from operating Activities
Net loss	$(96,588)	$(17,371)	$(411,359)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation	-	75	378
Imputed interest	1,020	-	1,020
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities
Accounts receiveable		(7,052)	-
Prepaid expenses	-	-	(2,400)
Accounts payable	5,445	(5,687)	20,985
Accounts payable - related parties	15,803	-	21,433
Net cash used in operating activities	(74,320)	(30,035)	(359,943)
Cash flows from investing activities
Cash received in purchase of NAPM	-	-	20,000
Purchase of fixed assets	-	-	(1,180)
Sale of fixed assets			802
Net cash provided by investing activities	-	-	19,622
Cash flows from financing activities
Cash restricted escrow	-	9,387	-
Escrow liability - share subscription	-	(9,400)	-
Repayment of third party loan	(100,000)	-	-
Proceeds from related party loans	130,500	166	261,201
Repayment of related party loans	(50,000)		(50,000)
Deferred offering costs	(10,000)	-	(10,000)
Proceeds from issuance of common stock and warrants	-	40,700	142,200
Net cash provided by (used in) financing activities	(29,500)	40,853	343,401
Net cash increase for period	(103,820)	10,818	3,080
Cash at beginning of period	106,900	932	-
Cash at end of period	$3,080	$11,750	$3,080

Supplimental Disclosures of Cash Flow information:
Income taxes	$-	$-	$0
interest expense	$5,792	$-	$32,443

Non-cash Investing and Financing Activities
Debt forgiveness by related party	$50,000	$-	$76,221

INCOMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1             Basis of Presentation and Going Concern

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

These financial statements have been prepared on a going concern basis.  As at February 28, 2010, the Company has a working capital deficiency of $161,918, and has accumulated a deficit of $411,359 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and 2,000,000 common stock warrants and, loans from related parties. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2             Related Party Transactions

a)
During the three months ended February 28, 2010, the President of the Company was repaid $50,000 of outstanding loans and forgave $50,000 of outstanding loans owed to him.  In addition, the President of the Company paid off a loan to an unrelated third party of $104,000 (including interest on loan of $4,000).  Loans payable to the President carry interest of 6% on month end balances, and the President agreed to treat interest as Paid in Capital.  As of February 28, 2010, the Company had interest expense of $1,020 treated as Paid in Capital.  As of February 28, 2010, the Company had related party loans payable to the president of $114,010.

b)
On February 1, 2010, the Company established a line of credit with City Capital (related party).  The line of credit allows the Company to borrow up to $200,000, with interest of 6% on end of month balances.  During the three months ended February 28, 2010, the Company had related party loans payable to City Capital of $26,500.

c)
During the three months ended, February 28, 2010, the Company recorded $26,818 of expense (with payments of $16,015) for legal services to Befumo and Schaeffer.  Mr. Befumo is a director of the Company.

Note 3             Acquisition

On February 16, 2010, the Company entered into stock exchange agreement with North American Bio-Energies (NABE) to acquire 100% interest in NABE for 2,975,000 common shares.  The transaction has not been completed as of April 16, 2010.

Note 4             Other Material Contracts

On February 1, 2010, the Company hired Auctus Private Equity Fund, LLC to sell up to $25,000,000 of the Company’s common stock on an as needed best efforts basis after a registration statement is declared effective by the Securities Exchange Commission.  The agreement has a non-refundable origination fee of $15,000. As of April 16, 2010, the Company has not filed the registration statement.  As of February 28, 2010, $10,000 of the non-refundable fee had been paid and is included in the accompanying consolidated balance sheet as deferred offering costs.

Note 5             Subsequent Events

Related Party Transactions

Subsequent to February 28, 2010, the Company received loans from City Capital (related party) line of credit totaling $25,000, and repaid $10,000. As of April 16, 2010, the Company had loans payable to City Capital totaling $41,500, and interest payable of $498.  As of April 16, 2010 the total payable to City Capital was $41,998. The loan pays interest of 6% on end of month balances and is part of a revolving credit line. The President of the Company has principal ownership interests in City Capital.  The funds were used to pay current invoices for services received.

On April 13th, 2010, the Company entered into a loan agreement with Resilient Innovations.  Resilient is private equity firm wholly owned by the President of the company.   Terms of the loan allow the Company to borrow up to $200,000 in installments.  Outstanding balances pay interest of 6%, and accrues monthly. Principal and interest is payable 24 months after each disbursement.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report and elsewhere in the Company’s Annual Report on Form 10-K and other public filings.

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of February 28, 2010, the Company has a working capital deficiency of $161,918, and has an accumulated deficit of $411,359 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The Company to date has funded its initial operations through the issuance of 10,764,000 shares of capital stock and loans from the former director and related parties. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
We are a development-stage company, and do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to February 28, 2010, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended February 28, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

We have generated $16,618 and $7,052 in revenues during the three months ended February 28, 2010 and 2009.  For the same periods we incurred net losses of $96,588 and 17,371 respectively.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years

Short term loan (1)	$0	0
Short term loan - related party (2)	114,010	114,010
Credit line (3)	26,500	26,500
Khancepts, LLC (4)	10,000	10,000

Total	$150,510	150,510	0	0	0

1. On November 29, 2009 the Company executed a promissory note to extend the existing short term loan of $100,000.  Principal and interest ($4,000) are payable in full on February 1, 2010.  Payment on the loan was made by the president of the Company, as of February 28, 2010 there are no obligations to the lender.

2. On February 1, 2010, the President of the Company paid amounts owed in item 1 in the amount of $104,000.  In addition the President of the Company has provided addition funds the amount of $10,010.  Month end balances accrue interest at the rate of 6%, and the president waives his right to interest which is treated as additional paid in capital.

3. In February, the Company established a credit line with a related party to provide funds up to $200,000.  Interest at the rate of 6% is calculated on month end balances.  As of February 28, 2010, the Company has borrowed $26,500.

4.  On October 30, 2009 the Company entered into a six month contract with Khancepts LLC.  Terms of the contract are for monthly fees of $2,500 beginning November 1, 2009.   As of February 28, 2010, two payments were made, and four payments remain.  The contract is renewable.

Liquidity and Capital Resources

Working Capital
	As of February 28, 2010	As of November 30, 2009
Current Assets	$15,480	$109,300
Current Liabilities	177,398	225,650

Working Capital Deficiency	$(161,918)	$(116,350)

Accumulated Deficit	$(411,359)	$(314,771)

Cash Flows
	Three months ended February 28, 2010	Three months ended February 28, 2009
Cash used in operating activities	$(74,320)	$(30,035)
Cash used by investing activities	-	-
Cash provided by (used in) financing activities	(29,500)	40,853
Net increase (decrease) in cash	$(103,820)	$10,818

As of February 28, 2010, our current assets totaling $15,480 consisted of cash, deferred offering costs and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $177,398 for the period ended February 28, 2010, and $225,650 for the period ended November 30, 2009.  As a result we had a working capital deficiency of $161,918 and $116,350 respectively.

To February 28, 2010, the Company has funded its initial operations through the issuance of 10,764,000 shares of capital stock and loans related parties in the amount.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's former and present Directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Moreover, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Cash Used In Operating Activities

During the three-month period ended February 28, 2010, we used cash in operating activities in the amount of $74,320 and $30,035 during the same period in fiscal 2009.  Cash used in operating activities during the first three months of the fiscal 2010 was from proceeds from the related party loans totaling $130,500.

Cash from Investing Activities

During the period ended February 28, 2010, the Company had no investing activities.

Cash from Financing Activities

From inception to February 28, 2010, the Company has funded its initial operations through the issuance of  10,764,000  shares of capital  stock for  proceeds  of $142,200 and proceeds from related party loans of $261,201.

Operating Costs and Expenses

The increase in our operating  costs during the three months ended February 28, 2010, compared to the same period in fiscal  2009, was due mainly to the increase in promotional expense, accompanied with an increase in general and  administrative  costs,  consulting  fees, transfer  agent expenses, and the increase in professional fees associated with our reporting  obligations  under the  Securities  Exchange Act of 1934.  These changes are associated with the increase in our corporate  activities and expenditures related to implementation of our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of February 28, 2010.

(b)           Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the first quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the first quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

April 19, 2010

By:
INCOMING, INC.

	By:	/s/ Ephren W. Taylor II
	Name:	Ephren W. Taylor II
	Title:	President and Director