Form 10-Q
period 2010-05-31
Incoming,Inc.
filed 2010-07-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

As of July 12, 2010, there are 17,234,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended November 30, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended May 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2010.

Index to the Unaudited Financial Statements	X

CONSOLIDATED BALANCE SHEETS	X

CONSOLIDATED STATEMENTS OF OPERATIONS	X

CONSOLIDATED STATEMENTS OF CASH FLOWS	X

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT	X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	X

INCOMING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2010

(Unaudited)

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 31, 2010	November 30, 2009
	(unaudited)
ASSETS
Current Assets
Cash	$3,842	$106,900
Accounts receivable	8,550	-
Accounts receivable - related party	797	-
Deferred offering costs	10,000	-
Prepaid expenses	2,400	2,400
Total current assets	25,589	109,300

Property and equipment, net
Total assets	$25,589	$109,300

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	16,180	15,540
Short term debt	-	100,000
Accounts payable - related party	12,016	110,110
Short term debt - related parties	160,510
Total current liabilities	188,706	225,650

Non -current liabilities	-	-

Capital stock $.001 par value; 75,000,000 shares authorized; 10,764,000 shares issued and outstanding.	10,764	10,764
Additional paid in capital	238,677	187,657
Deficit accumulated during the development stage	(412,559)	(314,771)
Total stockholders deficit	(163,118)	(116,350)

Total Liabilities and stockholder's equity	$25,589	$109,300

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six months ended May 31, 2010 and 2009 and for the period from December 22, 2006 (inception) through May 31, 2010
(unaudited)

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009	From December 22, 2006 (inception) to May 31, 2010
Revenue	$15,177	$-	$31,795	$7,052	41,686
Cost of revenue	(5,359)	-	2,676	4,723	5,042
Gross profit	20,535	-	29,119	2,329	36,644

Expenses
Selling, General, and Administrative	19,270	16,550	123,521	36,009	323,236
Depreciation	-	75	-	150	201
Total operating expense	19,270	16,625	123,521	36,159	323,437

Other income (expense)
Interest income	-	-	1,893	-	680
Interest expense	(2,465)	(194)	(9,278)	(360)	(29,858)
Total other income (expense)	(2,465)	(194)	(7,385)	(360)	(29,178)

Net Loss	$(1,200)	$(16,819)	$(101,788)	$(34,190)	(315,971)

Net Income (Loss) per Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding (Basic)	10,764,000	5,856,667	10,764,000	7,213,333

INCOMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months ended May 31, 2010 and 2009 and for the period from December 22, 2006 (inception) through May 31, 2010
(unaudited)

	Six months ended May 31,		Inception to May 31, 2010
	2010	2009
Cash Flows from operating Activities
Net loss	$(101,788)	$(34,190)	$(416,559)
Adjustments to reconcile Net Income			-
to net cash provided by operations:			-
Depreciation	-	150	378
Imputed interest	1,020	-	1,020
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities			-
Accounts receivable	(8,550)	-	(8,550)
Accounts receivable - related party	(797)
Prepaid expenses	-	-	(2,400)
Accounts payable	650	(12,766)	16,190
Accounts payable - related party	11,906	1,000	17,536
Net cash used in operating activities	(93,558)	(45,806)	(379,181)
Cash flows from investing activities
Cash received in purchase of NAPM	-	-	20,000
Purchase of fixed assets	-	-	(1,180)
Sale of fixed assets			802
Net cash provided by investing activities	-	-	19,622
Cash flows from financing activities
Cash restricted escrow	-	9,387	-
Escrow liability - share subscription	-	(9,400)	-
Repayment of third party loan	(100,000)	-	-
Proceeds from related party loans	160,500	4,360	291,201
Repayment of related party loans	(60,000)		(60,000)
Deferred offering costs	(10,000)	-	(10,000)
Proceeds from issuance of common stock and warrants	-	40,700	142,200
Net cash provided by (used in) financing activities	(9,500)	45,047	363,401
Net cash increase for period	(103,059)	(759)	3,841
Cash at beginning of period	106,900	932	-
Cash at end of period	$3,841	$173	$3,841

	0		0

Supplemental Disclosures of Cash Flow information:
Income taxes	$-	$-	$0
interest expense	$9,278	$-	$35,929

Non-cash Investing and Financing Activities
Debt forgiveness by related party	$50,000	$-	$76,221

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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

These financial statements have been prepared on a going concern basis.  As at May 31, 2010, the Company has a working capital deficiency of $163,117, and has accumulated a deficit of $412,558 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and 2,000,000 common stock warrants and, loans from related parties. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2	Related Party Transactions

a)
During the six months ended May 31, 2010, the President of the company was repaid $50,000 of outstanding loans and forgave $50,000 of outstanding loans owed to him.  In addition, the President of the company paid off a loan to an unrelated third party of $104,000 (including interest on loan of $4,000).  Loans payable to the President carry interest of 6% on month-end balances.  In February 2010, the President agreed to treat accrued interest in fiscal year 2009 of $100, and accrued interest for the three months ended February 28, 2010 of $920 as Paid in Capital.  In total, the Company treated $1,020 accrued interest as paid in capital.  For the six months ended May 31, 2010 the company had interest expense of $2,465 on these loans. As of May 31, 2010, the company had related party loans payable to the president of $114,010 and interest payable of $1,710. On February 1, 2010, the company established a line of credit with City Capital (related party).  The line of credit allows the company to borrow up to $200,000, with interest of 6% on end of month balances.  During the six months ended May 31, 2010, the company had related party loans payable to City Capital of $41,500 and interest payable of $705. On April 13th, 2010, the company established a line of credit with Resilient (related party).  The line of credit allows for the company to borrow up to $200,000 with interest of 6% on end of month balances.  During the six months ended May 31, 2010 the company had related party loans payable to Resilient of $5,000 and interest payable of $50. As of May 31, 2010 the Company had total new related party debt in the amount of $160,510.

b)
During the six months ended, May 31, 2010, the company recorded $76,158 of expense (with payments of $66,607) for legal services and director compensation to Befumo and Schaeffer.  Mr. Befumo is a director of the company.  As of May 31, 2010 the Company has related party payable to Befumo & Schaeffer of $9,551.

c)
During the six months ended May 31, 2010 the company paid for certain expenses of  2 out of 5, Inc (Related party) for incorporation and other minor expenses.  Two officers of the Company are the owners of 2 out of 5, Inc.  As of May 31, 2010 the Company had receivables of $797 due from 2 out of 5, Inc.

Note 3	Other Material Contracts

On February 1, 2010, the company hired Auctus Private Equity Fund, LLC to sell up to $25,000,000 of the company’s common stock on an as needed best efforts basis after a registration statement is declared effective by the Securities Exchange Commission (SEC).  The agreement has a non-refundable origination fee of $15,000. As of July 12, 2010, the company has not filed the registration statement.  As of May 31, 2010, $10,000 of the non-refundable fee had been paid and is included in the accompanying consolidated balance sheet as deferred offering costs.

On October 8, 2010, the Company entered into an agreement with Ascendant Strategy Group (ASG), to promote speaking engagements.  The contract was amended March 23, 2010.  Terms of the contract call for ASG to perform event planning and coordination of services to the company to include marketing and booking of speaking engagements for 15 cities.  The company paid $35,000 promotional expense - $8,750 is refundable under certain terms of the agreement.  In addition, the company pays 20% commission on all revenue after travel expenses exceeding $40,000.  The contract includes a return on investment clause that if by June1, 2010, if revenues of $59,000 are not attained by the Company then ASG will return $8,750, and the Company will not be obligated to pay the 20% commission.  As of May 31, 2010, Revenues of $59,000 were not achieved and the Company is not obligated to pay $7,498 of commission.  As of May 31, 2010 the company received $200 of the refund and $8,550 is receivable.

Note 4	Subsequent Events

Related Party Transactions

Subsequent to May 31, 2010, the Company received loans from City Capital (related party) line of credit totaling $15,700. As of July 12, 2010, the Company had loans payable to City Capital totaling $57,200, and interest payable of $991.  As of July 12, 2010 the total payable to City Capital was $58,191. The loan pays interest of 6% on end of month balances and is part of a revolving credit line. The President of the Company has principal ownership interests in City Capital.  The funds were used to pay current invoices for services received.

As of July 1, 2010, Andrew Befumo (Director) resigned from the company.

On July 1, 2010, the company issued common stock to directors and officers in exchange for services which is detailed below.

Name	Shares	Consulting Services
Ephren Taylor	3,200,000	$32,000
Victor AbiJaoudi II	2,250,000	22,500
Jasmine Victoria	1,000,000	10,000
Total	6,450,000	$64,500

Stock Issuance

On July 1, 2010 the company sold 10,000 shares of common stock at $.50 per share for $5000 cash.

On July 1, 2010 the company exchanged stock for certain services the amounts are stated below

Name	Shares	Professional fees
Vendor 1	8,000	$800
Vendor 2	2,000	200
Total	10,000	$1,000

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of May 31, 2010, the Company has a working capital deficiency of $163,117, and has an accumulated deficit of $412,558 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The Company to date has funded its initial operations through the issuance of 17,234,000 shares of capital stock and loans from the former director and related parties. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We are a development-stage company, and do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to May 31, 2010, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended May 31, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

We have generated $31,795 and $7,052 in revenues during the six months ended May 31, 2010 and 2009.  For the same periods we incurred net losses of $101,788 and $34,190 respectively.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years

Short term loan (1)	$0	$0
Short term loan - related party (2)	115,720	115,720
Credit line (3)	41,500	41,500
Khancepts, LLC (4)	10,000	10,000
Resilient (5)	5,000	5,000

Total	$170,510	$170,510	$0	$0	$0

1. On November 29, 2009 the company executed a promissory note to extend the existing short term loan of $100,000.  Principal and interest ($4,000) are payable in full on February 1, 2010.  Payment on the loan was made by the director of the company, as of February 28, 2009 there are no obligations to the lender.

2. On February 1, 2010, the President of the company paid amounts owed in item 1, in the amount of $104,000.  In addition the President of the company has provided addition funds the amount of $10,010.  Month end balances accrue interest at the rate of 6%, and the president waives his right to interest which is treated as additional paid in capital.  In February 2010, the company treated fiscal year 2009 accrued interest of $100 and accrued interest for the three months ended February 28, 2010 of $920 as paid in capital.  As of May 31, 2010 the company owes $1,710 of accrued interest and $114,010 of principal, and $115,720 in total on these loans.

3. In February, the company established a credit line with a related party to provide funds up to $200,000.  Interest at the rate of 6% is calculated on month end balances.  As of May 31, 2010, the company has borrowed $41,500.

4.  On October 30, 2009 the company entered into a six month contract with Khancepts LLC.  Terms of the contract are for monthly fees of $2,500 beginning November 1, 2009.   As of May 31, 2010, two payments were made, and four payments remain.  The contract is renewable.

5. In April, the company established a credit line with a related party to provide funds up to $200,000. Interest at the rate of %6 is calculated on month end balances. As of May 31,2010, the Company has borrowed $5,000.

Liquidity and Capital Resources

Working Capital

	As of May 31, 2010	As of May 31, 2009
Current Assets	$25,589	$109,300
Current Liabilities	188,706	225,650

Working Capital Deficiency	$(163,117)	$(116,350)

Accumulated Deficit	$(412,558)	$(314,771)

Cash Flows

	As of May 31, 2010	As of May 31, 2010
Cash used in operating activities	$(93,558)	$(45,806)
Cash used by investing activities	0	0
Cash provided by financing activities	(9,500)	45,047
Net increase (decrease) in cash	$(103,058)	$(759)

As of May 31, 2010, our current assets totaling $25,589 consisted of cash, accounts receivable, deferred offering costs and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $188,706 for the period ended May 31, 2010, and $225,650 for the period ended November 30, 2009.  As a result we had a working capital deficiency of $163,117 and $116,350 respectively.

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

Cash Used In Operating Activities

During the six-month period ended May 31, 2010, we used cash in operating activities in the amount of $93,559 and $45,806 during the same period in fiscal 2009.  Cash used in operating activities during the first six months of the fiscal 2010 was from proceeds from the related party loans totaling $160,500.

Cash from Investing Activities

During the period ended May 31, 2010, the Company had no investing activities.

Cash from Financing Activities

From inception to May 31, 2010, the Company has funded its initial operations through the issuance of 10,764,000 shares of capital stock for proceeds of $142,200 and proceeds from related party loans of $291,201.

Operating Costs and Expenses

The increase in our operating costs during the six months ended May 31, 2010, compared to the same period in fiscal 2009, was due mainly to the increase in promotional expense, accompanied with an increase in general and  administrative  costs,  consulting  fees, transfer  agent expenses, and the increase in professional fees associated with our reporting  obligations  under the  Securities  Exchange Act of 1934.  These changes are associated with the increase in our corporate activities and expenditures related to implementation of our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of May 31, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2010 the Company sold 10,000 shares of common stock at $.50 per share for $5000 cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Section 302 Certification of CEO & CFO*

32.1	Section 906 Certification of CEO & CFO*

*filed herewith

(1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July ___, 2010

INCOMING, INC.

By:	/s/ Ephren W. Taylor II
Name:	Ephren W. Taylor II
Title:	CEO and CFO