Form 10-Q/A
period 2010-05-31
Incoming, Inc.
filed 2010-11-10
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2010

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

EXPLANATORY NOTE

Incoming, Inc. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q  for the fiscal quarter ended May 31, 2010 (“Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on July 14, 2010 (the “Original Form 10-Q”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of October 5, 2010, which, includes, among other things, amendments to the Section 302 certifications under the Sarbanes-Oxley Act of 2002.  The filing of this Form 10-Q/A will not be deemed an admission that the Original Form 10-Q, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

Except for the disclosures described in this explanatory note, the information in this Form 10-Q/A has not been updated to reflect events that occurred after July 14, 2010, the filing date of the Original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.  The following sections have been amended:

Item 1. Financial Statements

Except as described above, all other information in the Company’s Original Form 10-Q remains unchanged.  The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

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

On February 1, 2010, the company signed a term sheet with Auctus Private Equity Fund, LLC (the “Term Sheet”) to sell up to $25,000,000 of the Company’s common stock on an as needed best efforts basis after a registration statement is declared effective by the SEC.  The term sheet has a non-refundable origination fee of $15,000. As of July 12, 2010, the Company has not filed the registration statement.  As of May 31, 2010, $10,000 of the non-refundable fee had been paid and is included in the accompanying consolidated balance sheet as deferred offering costs.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Section 302 Certification of CEO & Chairman*

31.2	Section 302 Certification of Principal Financial Officer*

32.1	Section 906 Certification of CEO & Chairman*

32.2	Section 906 Certification of Principal Financial Officer*

*filed herewith

(1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2010

INCOMING, INC.

By:	/s/ R. Samuel Bell
Name:	R. Samuel Bell
Title:	CEO and Chairman