Form 10-K/A
period 2009-11-30
Incoming, Inc.
filed 2010-11-12
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO. 1
FORM 10-K/A

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
Peter J. Bilfield, Esq.
Shipman & Goodwin LLP
300 Atlantic Street
Stamford, CT 06901
Phone: (203) 324-8100

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

EXPLANATORY NOTE

Incoming, Inc. (the “Company”) is filing this Amendment No. 1 to its annual report on Form 10-K (“Form 10-K/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 (the “Original Form 10-K”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the Securities and Exchange Commission dated as of October 5, 2010, which, includes, among other things, amendments to the Section 302 certifications under the Sarbanes-Oxley Act of 2002.  The filing of this Form 10-K/A will not be deemed an admission that the Original Form 10-K, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

Except for the amended disclosures described in this explanatory note, the information in this Form 10-K/A has not been updated to reflect events that occurred after April 15, 2010, the filing date of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K.  The following sections have been amended:

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Item 8.   Financial Statements and Supplementary Data

Item 15. Exhibits, Financial Statement Schedules

Except as described above, all other information in the Company’s Original Form 10-K remains unchanged.  The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,”  “will,”  “should,”  “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Plan of Operation” and “Description of Our Business and Properties,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Recent Sales of Unregistered Securities

During the period from December 22, 2006 (inception) to November 30, 2007, the Company issued 4,500,000 shares of common stock to its directors for total proceeds of $4,500. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On July 11, 2008, the Company’s Registration Statement on the Form S-1 became effective. The Company issued 4,070,000 shares of common stock, $0.01 par value, per share (“Common Stock”) at a purchase price of $0.01 per share for total proceeds of $40,700 during the twelve months ended December 31, 2009. The offering was completed and closed on March 11, 2007. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

On October 26, 2009 the Company issued 80,000 shares of Common Stock for a purchase price of $40,000, or $.50 per share, to Roger Spencer, which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.  The shares issued to Mr. Spencer have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

On October 26, 2009, the Company issued 14,000 shares of Common Stock for a purchase price of $7,000, or $.50 per share, to Jeremy Kyle Manzay which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.  The shares issued to Mr. Manzay have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

On October 26, 2009, the Company issued 100,000 shares of Common Stock for a purchase price of $50,000, or $.50 per share, to Suneel Anand, which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.  The shares issued to Mr. Anand have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

On September 30, 2009, the Company entered into that certain Exchange Agreement with NAPM, a New Jersey limited liability company, Richard Cuccinello, Joseph DiCostanzo, Guy Avivi, Eyal Avivi, David Gutman, and Mr. Taylor (the “NAPM Members”) pursuant to which the Company purchased 100% of the outstanding membership interests in NAPM in exchange for (i) an aggregate of 1,000,000 shares of Common Stock, and (ii) options to purchase an additional 2,000,000 shares of common stock, in aggregate (the “NAPM Transaction”).  The shares of Common Stock were valued at a price of $.50 per share.  The shares were issued on October 20, 2009.  The shares and options to purchase additional shares issued pursuant to the NAPM Transaction are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder. The shares and options to purchase additional shares issued to the NAPM Members have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or options to purchase additional shares or an applicable exemption from the registration requirements of the Securities Act.  At the time of the NAPM Transaction, Mr. Taylor was the Chief Executive Officer, President and a director of the Company.

On September 10, 2009, the Company issued Mr. Ephren Taylor 250,000 shares of Common Stock valued at $0.01 per share, as compensation for his performance of certain consulting services to the Company, which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.  The shares issued to Mr. Taylor have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

On September 10, 2009, the Company issued Reich Brothers, Inc. (“Reich Brothers”) 250,000 shares of Common Stock valued at $0.01 per share, as compensation for its performance of certain consulting services to the Company, which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.  The shares issued to Reich Brothers have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

On September 10, 2009, the Company issued Victoria Cucinello 250,000 shares of Common Stock valued at $0.01, for certain services rendered, which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.  The shares issued to Ms. Cucinello have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.  Ms. Cucinello is the wife of Richard Cuccinello, who was a member of NAPM prior to the NAPM Transaction.

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

Revenue

Prior to July 31, 2009, we derived a majority of our revenue from our activities related to the distribution of American Urban Streetwear in the Eastern European market. Revenues from clothing sales were recognized at the point of sale upon transfer of the product.  On July 31, 2009, we underwent a change in management and control and the focus of the company changed to brand acceleration.  Thereafter, revenues generated from our activities related principally to fees paid to our Chief Executive Officer in connection with various speaking engagements.  Revenue from speaking engagements is recognized when the engagement is completed and the fee is realizable.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2009 and the consolidated results of its operations and cash flows for the year then ended and for the period from December 22, 2006 (inception) through November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 12, 2010, except for Notes 2 and 3 to the consolidated financial statements to which the date is November 10, 2010

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

Revenue Recognition

Prior to July 31, 2009, we derived a majority of our revenue from our activities related to the distribution of American Urban Streetwear in the Eastern European market.  Revenues from clothing sales were recognized at the point of sale upon transfer of the product. On July 31, 2009, we underwent a change in management and control and the focus of the company changed to brand acceleration.  Thereafter, revenues generated from our activities related principally to fees paid to our Chief Executive Officer in connection with various speaking engagements.  Revenue from speaking engagements is recognized when the engagement is completed and the fee is realizable.

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

Management estimated the fair value of these shares based on data from sales of the Company’s common stock to third parties.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	06-30-08	3.1

3.2	Bylaws	S-1	06-30-08	3.2

4.1	Specimen Stock Certificate	S-1	01-14-10	4.1

14.1	Code of Ethics	Form 10-K	04-15-10	14.1

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Vice President of Finance, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Vice President, Finance)				X

99.1	Audit Committee Charter	Form 10-K	04-15-10	99.1

99.2	Disclosure Committee Charter	Form 10-K	04-15-10	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  INCOMING, INC.

                  By: /s/ R. Samuel Bell, CEO and Chairman
                  Date:  November 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on November 10, 2010.

Signature	Title

/s/ R. Samuel Bell, Jr.	Chief Executive Officer and Chairman (Principal Executive Officer)
R. Samuel Bell
/s/ Eric Norris	Vice President, Finance (Principal Financial Officer)
Eric Norris
/s/ Victor AbiJaoudi, II	Chief Operating Officer, President and Director
Victor AbiJaoudi, II