Form 10-Q
period 2010-08-31
Incoming, Inc.
filed 2010-11-12
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2010

Commission file number 333-152012

Incoming, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	42-1768468 (I.R.S. Employer Identification Number)

244 Fifth Avenue, Ste. V235, New York, NY 10001 (Address of principal executive offices) (Zip Code)

(917) 210-1074
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): (check one)

Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of October 20, 2010, there are 18,599,332 shares of Class A commons stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc., unless the context indicates another meaning.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended November 30, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended August 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2010.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	SUCCESSOR August 31, 2010	PREDECESSOR November 30, 2009

ASSETS
Current Assets
Cash	$35,200	$-
Accounts receivable, net	8,550	709
Accounts receivable, related party	289,584	-
Inventory	65,769	90,523
Tax credit receivable	176,988	164,190
Prepaid expenses	20,507	-
Deferred offering costs	10,000	-
Other current assets	7,119	5,788
Total current assets	613,717	261,210

Property and equipment, net	953,118	202,357
Construction in progress	300,460	271,478
Total assets	$1,867,295	$735,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	590,708	257,253
Accrued liabilities	5,330	4,857
Accounts payable – related party	14,348	-
Short term debt – related parties	283,710	97,500
Total current liabilities	894,096	359,610

Long-term debt	256,008	284,019
Total Liabilities	1,150,104	643,629

Capital stock $.001 par value; 75,000,000 shares authorized; Class A – 18,224,000 shares issued and outstanding	18,224	-
Class B – 1,980,000 shares issued and outstanding	1,980	-
Additional paid in capital	4,504,751	-
Deficit accumulated during the development stage	(3,807,764)	91,416
Total stockholders’ equity	717,192	91,416

Total liabilities and stockholder's equity	$1,867,295	$735,045

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31, 2010			Nine months ended August 31, 2010			Three months ended August 31, 2009	Nine months ended August 31, 2009

	Predecessor June 1, 2010 Through August 23, 2010	Successor June 1, 2010 Through August 23, 2010	Post-Merger Successor August 24, 2010 Through August 31, 2010	Predecessor December 1, 2009 Through August 23, 2010	Successor December 1, 2009 Through August 23, 2010	Post-Merger Successor August 24, 2010 Through August 31, 2010	Predecessor June 1, 2009 Through August 31, 2009	Predecessor December 1, 2008 Through August 31, 2009
Revenue	$338,116	3,267	2,291	543,211	35,062	2,291	147,694	269,799
Cost of revenue	339,939	-	20,227	454,787	2,676	20,227	181,067	332,430
Depreciation	10,548	-	959	33,563	-	959	11,608	34,543
Gross profit	(12,371)	3,267	(18,895)	54,861	32,386	(18,895)	(44,981)	(70,174)

Selling, General, and Administrative Expenses	22,764	3,360,250	25,065	28,928	3,481,665	25,065	45,383	119,587

Other income (expense)
Other income (expense)	27,332	-	7,137	117,942	-	7,137	27,000	29,640
Interest income	-	-	513	-	1,893	513	-	-
Interest expense	(2,456)	(1,812)	(2,013)	(9,742)	(11,090)	(2,013)	(3,817)	(11,444)
Total other income (expense)	24,876	(1,812)	5,637	108,200	(9,197)	5,637	23,183	(18,196)

Net Income (Loss)	$(10,259)	(3,358,795)	(38,323)	134,133	(3,458,476)	(38,323)	(67,181)	(171,565)

Net Income (Loss) per Share (Basic and Diluted)	$-	(0.23)	(0.00)	-	(0.29)	(0.00)	-	-

Weighted Average Number of Common Shares Outstanding (Basic)	-	14,846,262	20,204,000	-	12,058,000	20,204,000	-	-

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended August 31, 2010		Nine months ended August 31, 2009
	Predecessor December 1, 2009 Through August 23, 2010	Post-Merger Successor August 24, 2010 Through August 31, 2010	Predecessor December 1, 2008 Through August 31, 2009
Cash Flows from operating Activities
Net income (loss)	$134,133	$(38,323)	$(171,565)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation	33,563	959	34,543
Changes in operating assets and liabilities
Accounts receivable	(291,150)	2,300	11,404
Tax credit receivable	(12,798)	-	-
Prepaid expenses	(18,472)	3,857	-
Inventory	10,209	14,545	65,393
Other assets	5,221	(6,552)	-
Accounts payable	268,288	22,436	(20,504)
Other current liabilities	(4,452)	4,925	4,812
Net cash provided by (used in) operating activities	124,542	4,147	(75,917)

Cash flows from investing activities
Purchase of fixed assets	(63,900)	-	(27,396)
Cash flows from financing activities
Borrowings on related party debt	-	-	97,500
Principal payments on debt	(24,167)	(8,122)	(18,434)
Net cash provided by (used in) financing activities	(24,167)	(8,122)	79,066

Net cash increase (decrease) for period	36,476	(3,975)	(24,247)
Cash at beginning of period	-	39,175	38,215
Cash at end of period	$36,476	$35,200	$13,968

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	9,742	11,444
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1	Organization, and Summary of Significant Accounting Policies

Organization

We were incorporated in Nevada on December 22, 2006.  Our fiscal year end is November 30. On August 23, 2010, we acquired an existing biodiesel production facility in Lenoir, NC from North American Bio-Energies, LLC (“NABE”).  NABE has December 31 as its fiscal year end.

Successor company references herein are referring to consolidated information pertaining to Incoming, Inc., the registrant.

Predecessor company references herein relate to North American Bio-Energies, LLC, the former owner and manager of the biodiesel production facility (doing business as Foothills Bio-Energies), and its operations at the facility located in Lenoir, North Carolina.

Consolidation

The accompanying successor consolidated successor financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary North American Bio-Energies, LLC. Intercompany balances and transactions have been eliminated in consolidation.

 Basis of Presentation – Successor

The accompanying unaudited consolidated financial statements as of November 30, 2009 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management of Incoming, Inc. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the November 30, 2009 audited financial statements and notes thereto. The balance sheet at November 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2009.  The results of operations for the nine-month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year.

Basis of Presentation – Predecessor

These financial statements include the accounts of NABE.  The accompanying financial statements have been prepared to present the statements of financial position of NABE and statements of operations and cash flows of NABE for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of NABE.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using NABE-specific information where available.  These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Form 8-K filed on August 24, 2010.

Note 2	Going Concern

These financial statements have been prepared on a going concern basis.  As of August 31, 2010, the Company had a working capital deficiency of $280,379, and had accumulated a deficit of $3,807,764.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and 2,000,000 common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3	Related Party Transactions

a)
On July 1, 2010, Mr. Andrew Befumo resigned as a director of the Company.  The Company had previously been invoiced by Mr. Befumo’s firm, Befumo & Schaeffer, and had an outstanding balance of $13,897 as of August 31, 2010.

b)
During the nine months ended August 31, 2010 the company paid for certain expenses of 2outof5, Inc (Related party) for incorporation and other minor expenses.  Two officers of the Company are the owners of 2outof5, Inc.  As of August 31, 2010 the Company had receivables of $25 due from 2outof5, Inc.

c)
During the nine months ended August 31, 2009, the Predecessor received loan advances from Echols Oil Company (related party) totaling $97,500.  As of August 31, 2010, these amounts are still owed. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols Oil Company.

Note 4	Other Material Contracts

On February 1, 2010, the company signed a term sheet with Auctus Private Equity Fund, LLC (the “Term Sheet”) to sell up to $25,000,000 of the Company’s common stock on an as needed best efforts basis after a registration statement is declared effective by the Securities Exchange Commission (SEC).  The term sheet has a non-refundable origination fee of $15,000. As of October 20, 2010, the company has not filed the registration statement.  As of August 31, 2010, $10,000 of the non-refundable fee had been paid and is included in the accompanying consolidated balance sheet as deferred offering costs.  The term sheet with Auctus Private Equity Fund, LLC is non-binding.

On October 8, 2009, the Company entered into an agreement with Ascendant Strategy Group (ASG), to promote speaking engagements.  The contract was amended March 23, 2010.  Terms of the contract called for ASG to perform event planning and coordination of services to the Company to include marketing and booking of speaking engagements for 15 cities.  The company paid $35,000 promotional expense - $8,750 was to be refundable under certain terms of the agreement.  In addition, the Company was to pay 20% commission on any revenue exceeding $40,000.  The contract included a return on investment clause that if the Company had not attained revenues of $59,000 by June 1, 2010, then ASG would return $8,750, and the Company would not be obligated to pay the 20% commission.  As of May 31, 2010, revenues of $59,000 were not achieved and the Company is no longer obligated to pay $7,498 of commission.  As of August 31, 2010, the company received $200 of the refund and $8,550 is receivable.

Note 5	Acquisition of NABE

On August 23, 2010, Incoming acquired North American Bio-Energies (“NABE”), a bio-diesel plant in Lenoir, North Carolina, for 990,000 Class A common shares and 1,980,000 Class B common shares valued at $975,914 on the date of acquisition. NABE manufactures and sells biodiesel to petroleum distributors.  On the date of acquisition, Incoming determined that the fair value of the assets and liabilities acquired was more readily determinable than the fair value of the equity interests transferred and therefore used these values for the preliminary purchase price allocation below.  The fair value of the equity interests transferred was not readily determinable because (1) the Class A common shares are thinly traded and (2) there is no active market for the Class B common shares.

Prior to the acquisition, Incoming had de minimis operations. As a result, predecessor financial statements are provided in accordance with S-X Rule 8-02.

The preliminary purchase price allocation is summarized as follows:

Cost of the acquisition:	$975,914
Allocation of the purchase price:
Cash	$36,476
Accounts receivable	291,859
Prepaid expenses	18,472
Inventory	80,314
Tax credit receivable	176,988
Other assets	567
Property, plant and equipment	954,077
Construction in progress	300,460
Accounts payable	(525,541)
Accrued liabilities	(405)
Long-term debt	(259,853)
Related party debt	(97,500)
$975,914

The purchase price allocation will be finalized once NABE receives a completed third party appraisal of its equipment.  Management’s estimate of the fair value of NABE’s equipment in the allocation above is based on an appraisal report received in a prior year.  Management has determined that the carrying values of current assets and liabilities approximate their fair values on the acquisition date.  The carrying values of long term and related party debt also approximate their fair values due to their relatively short maturities and interest rates that are not materially different than NABE’s market rate of interest.

Note 6	Equity Transactions

During the nine months ended August 31, 2010, Incoming, Inc. consummated the following equity transactions:

1.	$51,020 of debt and accrued interest previously owed to Ephren Taylor, former CEO was forgiven
2.	Sold 10,000 Class A common shares for $5,000
3.	Issued 6,460,000 Class A common shares to officers and directors for services valued at $3,294,600
4.	Issued 990,000 Class A common shares and 1,980,000 Class B common shares valued at $975,914 to acquire NABE (see Note 5)

Holders of Class A common stock are entitled to one vote for each share of Class A common stock outstanding, are entitled to receive the assets of the Company ratably in proportion to the number of shares held by them, and are entitled to receive dividends for each share held as declared by the Board of Directors.  Holders of Class B common stock are entitled to two votes for each share of Class B common stock outstanding, are entitled to receive the assets of the Company ratably in proportion to the number of shares held by them, and are entitled to receive dividends for each share held as declared by the Board of Directors.

Note 7	Subsequent Events

Related Party Transactions

On September 14, 2010, the Company entered into a loan agreement with Verde Brazil, Inc. to provide the Company with loans up to  US $50,000. Subsequent to August 31, 2010, the Company received $13,500.  The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is majority owner of Verde Brazil, Inc.

On September 1, 2010, the Company entered into a loan agreement with 2 out of 5, Inc. to provide the Company with loans up to $10,000. Subsequent to August 31, 2010, the Company received $2,000. Two officers of the Company are the owners of 2 out of 5, Inc.

On September 7, 2010, the Company modified its outstanding related party promissory notes with directors and related parties into convertible debt instruments. Added to each promissory note is a conversion clause that allowed loans to be converted into common shares at $0.51 per share.  Upon execution, the notes were immediately converted as follows:

Name	Shares	Debt Retired
Ephren Taylor	230,256	$117,430
City Capital	135,026	68,863
Resilient Innovations	10,050	5,125
Total	375,332	$191,418

On September 7, 2010, Mr. Ephren Taylor resigned as Chief Executive Officer and President.

On September 7, 2010, R. Samuel Bell, Jr. was appointed as CEO and Chairman of the Board.

On September 7, 2010, Victor AbiJaoudi II was appointed as President of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This section of the report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended November 30, 2009.

Overview

Successor company references herein are referring to consolidated information pertaining to the Company, the registrant.

Predecessor company references herein are referring to North American Bio-Energies, LLC (“NABE”), the former owner and manager of the biodiesel production facility in Lenoir, NC, and their operations at the facility.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of August 31, 2010, the Company had a working capital deficiency of $280,379, and had an accumulated deficit of $3,807,764 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

As of November 5, 2010, the Company has funded its initial operations through the issuance of capital stock for cash and loans from the former director and related parties. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to August 31, 2010, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons.  Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors.  Currently, we are engaged in purchasing off-specification product from neighboring plants and refining batches to meet commercial requirements.  We are also refining stored glycerin byproduct from our 2009 biodiesel production.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is then tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. The recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue, about 2% of annual gross revenue.

Our facility is capable of producing biodiesel from a wide range of agri-based feedstocks: soy, canola, sunflower, cotton seed and chicken/pork fat.  Biodiesel production costs are highly dependent on the cost of feedstock, and we believe the ability to utilize a variety of feedstocks efficiently and interchangeably is imperative to gaining a competitive advantage in the biodiesel production market.

We recently purchased three 7,500-gallon settling tanks and plan to purchase a 10,000-gallon reactor. Once installed and piped in, this new equipment is expected to increase our facility’s annual capacity by as much as 300%. Currently, our facility is utilizing two 3,000 gallon reactors to refine biodiesel. These reactors are also being used as settling tanks to separate the glycerin from the biodiesel; one reactor is refining while the other is dormant during the settling process. By installing settling tanks, each reactor can be freed up to refine more biodiesel. By using a larger reactor, more biodiesel can be refined in each batch.

We currently are partnering with universities and technical colleges to find alternative uses for our byproduct, glycerin. Particularly, North Carolina State University is testing a new nozzle tip for our facility’s boiler that would allow us to use glycerin as a heating source. The facility currently uses natural gas, which is an additional cost in the production process.  At full capacity, switching our facility’s heating source to glycerin will save over $100,000 per year in the cost of natural gas and we will still have glycerin available to sell on the open market.

Our goal is to become the leading, diversified energy company with divisions in production, blending, marketing and distribution. Building on over 30 years of relationships and the experience of our new director, R. Samuel Bell, Jr., we have adopted an acquisition plan that includes the expansion into Brazil’s renewable energy market.

Government mandates, strong tax incentives and an auction-based selling platform make Brazil, in management’s view, a potentially profitable climate for clean energy.

Major Performance Factors

Revenue

We derive the majority of our revenue from the sale of biodiesel and the balance is derived from the sale of glycerin. Revenue may be affected by the following factors:

- Price volatility of petroleum diesel;
- Government incentives;
- Processing capacity; and
- Market demand.

Price volatility of petroleum diesel. Biodiesel is primarily used in blends with petroleum diesel as a fuel for trucks, automobiles, heating oil and marine transportation. Biodiesel can be mixed at any level with petroleum diesel to create a biodiesel blend. Unlike ethanol, where engines need to be modified to handle blend ratios above 10%, biodiesel blends can be used in diesel engines without modifications. Petroleum diesel is a traded commodity and subject to daily pricing swings. The price that we can charge our customers for biodiesel needs to be competitive with the price of petroleum diesel fuel, regardless of our cost to produce.

Government incentives. Initiatives and incentives at the federal, state and local government levels that benefit our blending and retail customers play a major role in the demand for our product. The primary federal economic incentive is the biodiesel blenders excise tax credit, which is available to registered blenders of biodiesel and petroleum diesel.  Our customers are registered biodiesel blenders, they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers are reimbursed the $1.00 from the federal government. The biodiesel tax credit expired on December 31, 2009. Although Congress has included the extension of this credit on multiple bills and we believe the likelihood of it passing appears high, no assurance can be given that the tax incentive will be restored by Congress.  Additionally, the State of South Carolina has an incentive in place for retailers of biodiesel.  The retailer receives 25 cents per gallon for every gallon of biodiesel that they blend with petroleum diesel at their stores. The existence of government incentives affects the price our customers are willing to pay. The absence of such efforts may adversely affect our ability to generate revenue.

Processing capacity. Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.  Production volume decreased in the first quarter due to the biodiesel tax credit expiring on December 31, 2009. As a result, the market price of biodiesel effectively increased by $1.00.  Profit margins were eliminated forcing management to pursue other revenue generating sources, such as, refining the glycerin stored at the Company’s facilities as well as purchasing off-specification product from neighboring plants.  Pending the extension of the tax credit and additional funding from investors, we expect our 2011 processing capacity to increase by a minimum of 300%.  If the tax credit is not reinstated, we will continue to seek out clients that can use our facility for other chemical manufacturing processes.

Market demand. The growth potential of our revenue depends on the market demand for our products. We believe there is high growth potential for our sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA to require the use of 800 million gallons of biodiesel in 2011.

Cost of Sales

The cost of sales is composed of the following items: raw materials, blending materials, labor and overhead. Raw materials refer to feedstock, which accounts for approximately 70% of the total cost of sales. Blending materials refer to methanol and catalyst, which combined account for approximately 12% of the total cost of sales. Labor cost is low and only makes up a small portion of the cost of sales. Overhead includes utilities, maintenance costs, and inspections, and accounts for approximately 16% of the total cost of sales.

Cost of sales is, directly or indirectly, determined by the following factors:

- The availability and pricing of feedstock; and
- Operating efficiency of the production facility.

The availability and pricing of feedstock. Our ability to produce or refine biodiesel from a variety of agri-based feedstocks allows us to shift production to the highest yielding feedstocks based on market prices. While this diversity limits exposure to volatile markets, feedstock remains the major cost of sales and its fluctuation will have a material impact on our total cost. Transportation costs also affect the overall feedstock cost, but are minimized due to the location of our facility in North Carolina. There is a readily available supply of local feedstocks including soy, canola, sunflower and chicken/pork fat. Competition with the food and animal feed industries may keep feedstock prices high even while biodiesel prices fall.

Operating efficiency of the production facility. Our onsite laboratory saves us significant time and expense during the biodiesel production and refining process and it also allows us to ensure a high quality finished product.  All feedstocks are tested for quality and for their fatty acid levels upon receipt, allowing us to adjust the mix of catalysts and methanol in a quick and efficient manner. At multiple times during the refining process, additional samples are taken and tested for quality on site. The finished product is ultimately tested to ensure that it meets the ASTM-D6751 standards. With the frequency of testing needed, an onsite laboratory saves money and time that would have been spent sending samples off and waiting for results.

We are making improvements to increase the efficiency of our production process, including the reuse of the refining byproduct glycerin. We have begun testing a nozzle tip that will allow us to use glycerin as a heating source for our boiler, lowering the expense and need for the currently used natural gas. Additionally, the installation of three new 7,500-gallon settling tanks and a new 10,000-gallon reactor will decrease batch-processing time and increase overall processing capacity.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses. Generally, operating expenses are only a small portion of total costs and expenses.

Selling expenses are nominal as we have no advertising expenses and no sales staff due to our verbal off-take agreements with related party distributors.

General and administrative expenses consist of payroll for our plant manager and clerical staff in addition to professional fees, telephone, tax, and licenses and related fees.  Professional fees include environmental consultants necessary for compliance. We expect an increase in administrative expenses as a public company as we will undergo and redesign our internal control system and processes.

Acquisition of North American Bio-Energies, LLC ("NABE")

On August 23, 2010, the Company acquired NABE for 990,000 Class A common shares and 1,980,000 Class B common shares valued at $975,914 on the date of acquisition.  The purchase price allocation is summarized as follows:

Cost of the acquisition:	$975,914
Allocation of the purchase price:
Cash	$36,476
Accounts receivable	291,859
Prepaid expenses	18,472
Inventory	80,314
Tax credit receivable	176,988
Other assets	567
Property, plant and equipment	954,077
Construction in progress	300,460
Accounts payable	(525,541)
Accrued liabilities	(405)
Long-term debt	(259,853)
Related party debt	(97,500)
$975,914

Results of Operations

The following is a discussion and analysis of our results of operations for the nine-month period ended August 31, 2010, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

During the period August 24 through August 31, 2010, the Company generated revenue in the amount of $2,291 and incurred net losses of $38,323.  The Predecessor, during the period December 1, 2009 through August 23, 2010, generated revenue in the amount of $543,211 and generated net income of $134,133. The Predecessor generated $269,799 in revenues during the nine months ended August 31, 2009.  For the same period, the Predecessor incurred net losses of $171,565.

Liquidity and Capital Resources

Working Capital

	Post-Merger As of August 31, 2010	Predecessor As of November 30, 2009
Current Assets	$613,717	$261,210
Current Liabilities	894,096	359,610

Working Capital (Deficiency)	$(280,379)	$(98,400)

Accumulated Earnings (Deficit)	$(3,807,764)	$91,416

Cash Flows

	Predecessor December 1, 2009 through August 23, 2010	Post-Merger Successor August 24, 2010 through August 31, 2009	Predecessor As of August 31, 2009
Cash provided by (used in) operating activities	$124,542	$4,147	$(75,917)
Cash provided by (used in) investing activities	(63,900)	-	(27,396)
Cash provided by (used in) financing activities	(24,167)	(8,122)	79,066
Net increase (decrease) in cash	$36,476	$(3,975)	$(24,247)

As of August 31, 2010, our post-merger current assets totaling $613,717 consisted of cash, accounts receivable, inventory, tax credits receivable, deferred offering costs, other current assets and prepaid expenses.  Our post-merger accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $894,096 for the period ended August 31, 2010.  As a result, we had a working capital deficiency of $280,379.

Current assets for the Predecessor totaled $261,210 for the period ended November 30, 2009. Current liabilities for the Predecessor totaled $359,610 for the period ended November 30, 2009, which resulted in a working capital deficiency of $98,400.

We expect to incur losses as the business expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's former and present Directors. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or are unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Moreover, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Cash Used In Operating Activities

During the period August 24 through August 31, 2010, we had cash provided by operating activities in the amount of $4,147.  The Predecessor, during the period December 1, 2009 through August 23, 2010, had cash provided by operating activities in the amount of $124,542. As compared to the period December 1, 2008 through August 31, 2009, the Predecessor had cash used in operating activities in the amount of $75,917.

Cash from Investing Activities

During the period August 24 through August 31, 2010, we had no cash provided by investing activities.  The Predecessor, during the period December 1, 2009 through August 23, 2010, had cash used in investing activities in the amount of $63,900.  As compared to the period December 1, 2008 through August 31, 2009, the Predecessor had cash used in investing activities in the amount of $27,396.

Cash from Financing Activities

During the period August 24 through August 31, 2010, we had cash used in financing activities in the amount of $8,122.  The Predecessor, during the period December 1, 2009 through August 23, 2010, had cash used in financing activities in the amount of $24,167. As compared to the period December 1, 2008 through August 31, 2009, the Predecessor had cash provided by financing activities in the amount of $79,066.

Operating Costs and Expenses

The increase in our operating costs during the nine months ended August 31, 2010, compared to the same period in fiscal 2009, was due mainly to charges for re-permitting the biodiesel production facility in Lenoir, North Carolina, professional fees associated with grant writing and research, and one-time property rental charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of August 31, 2010 due to accounting errors related to stock based compensation and our inability to timely file our Form 10-Q for the period ended August 31, 2010.

(b)      Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the first quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently, we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certificate of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (principal executive officer)*
31.2	Certificate of VP, Finance, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (principal financial officer)*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (principal executive officer)*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (principal financial officer)*

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2010

INCOMING, INC.

	By:	/s/ Eric Norris
Eric Norris
VP, Finance
(Principal Financial Officer)

(On behalf of the registrant and as principal financial officer)