Form 10-Q/A
period 2010-08-31
Incoming, Inc.
filed 2010-11-16
CIK 1423325

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

EXPLANATORY NOTE

Incoming, Inc. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2010 (“Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010 (the “Original Form 10-Q”), to correct certain clerical errors contained in Part 1 and two typographical errors set forth in Part 2 of the Original Form 10-Q.  The filing of this Form 10-Q/A will not be deemed an admission that the Original Form 10-Q, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.  Except as noted above, no information in the Original 10-Q has been changed.

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

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	SUCCESSOR August 31, 2010	PREDECESSOR November 30, 2009

ASSETS
Current Assets
Cash	$35,200	$-
Accounts receivable, net	8,550	709
Accounts receivable, related party	289,584	-
Inventory	65,769	90,523
Tax credit receivable	176,988	164,190
Prepaid expenses	20,507	-
Deferred offering costs	10,000	-
Other current assets	7,119	5,788
Total current assets	613,717	261,210

Property and equipment, net	953,118	202,357
Construction in progress	300,460	271,478
Total assets	$1,867,295	$735,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	590,708	257,253
Accrued liabilities	5,330	4,857
Accounts payable – related party	14,348	-
Short term debt – related parties	283,710	97,500
Total current liabilities	894,096	359,610

Long-term debt	256,008	284,019
Total Liabilities	1,150,104	643,629

Capital stock $.001 par value; 75,000,000 shares authorized; Class A – 18,224,000 shares issued and outstanding	18,224	-
Class B – 1,980,000 shares issued and outstanding	1,980	-
Additional paid in capital	4,504,751	-
Accumulated deficit	(3,807,764)	91,416
Total stockholders’ equity	717,191	91,416

Total liabilities and stockholder's equity	$1,867,295	$735,045

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31, 2010			Nine months ended August 31, 2010			Three months ended August 31, 2009	Nine months ended August 31, 2009

	Predecessor June 1, 2010 Through August 23, 2010	Successor June 1, 2010 Through August 23, 2010	Post-Merger Successor August 24, 2010 Through August 31, 2010	Predecessor December 1, 2009 Through August 23, 2010	Successor December 1, 2009 Through August 23, 2010	Post-Merger Successor August 24, 2010 Through August 31, 2010	Predecessor June 1, 2009 Through August 31, 2009	Predecessor December 1, 2008 Through August 31, 2009
Revenue	$338,116	3,267	2,291	543,211	35,062	2,291	147,694	296,799
Cost of revenue	339,939	-	20,227	454,787	2,676	20,227	181,067	332,430
Depreciation	10,548	-	959	33,563	-	959	11,608	34,543
Gross profit (loss)	(12,371)	3,267	(18,895)	54,861	32,386	(18,895)	(44,981)	(70,174)

Selling, General, and Administrative Expenses	22,764	3,360,250	25,065	28,928	3,481,665	25,065	45,383	119,587

Other income (expense)
Other income (expense)	27,332	-	7,137	117,942	-	7,137	27,000	29,640
Interest income	-	-	513	-	1,893	513	-	-
Interest expense	(2,456)	(1,812)	(2,013)	(9,742)	(11,090)	(2,013)	(3,817)	(11,444)
Total other income (expense)	24,876	(1,812)	5,637	108,200	(9,197)	5,637	23,183	(18,196)

Net Income (Loss)	$(10,259)	(3,358,795)	(38,323)	134,133	(3,458,476)	(38,323)	(67,181)	(171,565)

Net Income (Loss) per Share (Basic and Diluted)	$-	(0.23)	(0.00)	-	(0.29)	(0.00)	-	-

Weighted Average Number of Common Shares Outstanding (Basic)	-	14,846,262	20,204,000	-	12,058,000	20,204,000	-	-

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended August 31, 2010		Nine months ended August 31, 2009
	Predecessor December 1, 2009 Through August 23, 2010	Post-Merger Successor August 24, 2010 Through August 31, 2010	Predecessor December 1, 2008 Through August 31, 2009
Cash Flows from operating Activities
Net income (loss)	$134,133	$(38,323)	$(171,565)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation	33,563	959	34,543
Changes in operating assets and liabilities
Accounts receivable	(291,150)	2,300	11,404
Tax credit receivable	(12,798)	-	-
Prepaid expenses	(18,472)	3,857	-
Inventory	10,209	14,545	65,393
Other assets	5,221	(6,552)	-
Accounts payable	268,288	22,436	(20,504)
Other current liabilities	(4,452)	4,925	4,812
Net cash provided by (used in) operating activities	124,542	4,147	(75,917)

Cash flows from investing activities
Purchase of fixed assets	(63,900)	-	(27,396)
Cash flows from financing activities
Borrowings on related party debt	-	-	97,500
Principal payments on debt	(24,166)	(8,122)	(18,434)
Net cash provided by (used in) financing activities	(24,166)	(8,122)	79,066

Net cash increase (decrease) for period	36,476	(3,975)	(24,247)
Cash at beginning of period	-	39,175	38,215
Cash at end of period	$36,476	$35,200	$13,968

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	9,742	11,444
Cash paid for income taxes	-	-	-

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

On August 23, 2010, Incoming acquired North American Bio-Energies (“NABE”), a biodiesel plant in Lenoir, North Carolina, for 990,000 Class A common shares and 1,980,000 Class B common shares valued at $975,914 on the date of acquisition. NABE manufactures and sells biodiesel to petroleum distributors.  On the date of acquisition, Incoming determined that the fair value of the assets and liabilities acquired was more readily determinable than the fair value of the equity interests transferred and therefore used these values for the preliminary purchase price allocation below.  The fair value of the equity interests transferred was not readily determinable because (1) the Class A common shares are thinly traded and (2) there is no active market for the Class B common shares.

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

1.	$51,020 of debt and accrued interest previously owed to Ephren Taylor, former CEO, was forgiven
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

During the period August 24 through August 31, 2010, the Company generated revenue in the amount of $2,291 and incurred net losses of $38,323.  The Predecessor, during the period December 1, 2009 through August 23, 2010, generated revenue in the amount of $543,211 and generated net income of $134,133. The Predecessor generated $296,799 in revenues during the nine months ended August 31, 2009.  For the same period, the Predecessor incurred net losses of $171,565.

Liquidity and Capital Resources

Working Capital

	Post-Merger As of August 31, 2010	Predecessor As of November 30, 2009
Current Assets	$613,717	$261,210
Current Liabilities	894,096	359,610

Working Capital (Deficiency)	$(280,379)	$(98,400)

Accumulated Earnings (Deficit)	$(3,807,764)	$91,416

Cash Flows

	Predecessor December 1, 2009 through August 23, 2010	Post-Merger Successor August 24, 2010 through August 31, 2009	Predecessor As of August 31, 2009
Cash provided by (used in) operating activities	$124,542	$4,147	$(75,917)
Cash provided by (used in) investing activities	(63,900)	-	(27,396)
Cash provided by (used in) financing activities	(24,166)	(8,122)	79,066
Net increase (decrease) in cash	$36,476	$(3,975)	$(24,247)

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

Cash from Financing Activities

During the period August 24 through August 31, 2010, we had cash used in financing activities in the amount of $8,122.  The Predecessor, during the period December 1, 2009 through August 23, 2010, had cash used in financing activities in the amount of $24,166. As compared to the period December 1, 2008 through August 31, 2009, the Predecessor had cash provided by financing activities in the amount of $79,066.

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

None.

ITEM 4. OTHER INFORMATION.

None.

ITEM 5. EXHIBITS.

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

November 15, 2010

INCOMING, INC.

	By:	/s/ Eric Norris
Eric Norris
VP, Finance
(Principal Financial Officer)

(On behalf of the registrant and as principal financial officer)