Form 10-K
period 2010-11-30
Incoming, Inc.
filed 2011-03-15
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Incoming, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	333-152012	42-1768468
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

244 Fifth Avenue, Ste. V235
New York, NY 10001
(Address of principal executive offices)  (Zip Code)

(917) 210-1074
(Registrant’s telephone number, including area code)
________________

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  Class A Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES ☐   NO ☒

As of February 28, 2011 there were 20,504,332 shares of common stock issued and outstanding (18,524,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐   No ☐

DOCUMENTS INCORPORATED BY REFERENCE

For terms of Incoming Inc.'s Definition Information Statement filed on February 25, 2011 and incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K (the “Annual Report”) contain forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things (a) the potential markets for our products, our potential profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

As used in this Annual Report, “we,” “us,” and “our” refer to Incoming, Inc., which is also sometimes referred to as the “Company,” and includes references to our subsidiary as well, unless the context otherwise requires.

i

PART I

Item 1. Business

Our Corporate History and Background

We were incorporated in the State of Nevada on December 22, 2006. Prior to July 31, 2009, the Company was engaged in the distribution of American Urban Street wear and Hip Hop clothing labels in the Eastern European market. Subsequent to July 31, 2009, the Company revised its business plan and became a development stage company engaged in the business of brand acceleration, identifying growth opportunities and innovative business models in private companies and transforming such companies into successful international brands. The decision to change the focus of the business was directly related to a change in control and the expertise of new management.

On September 30, 2009, the Company entered into a share exchange agreement with the National Association of Professional Minorities, LLC, a New Jersey limited liability company (“NAPM”). NAPM was engaged in the business of online social networking for professional minorities. As a result of that exchange agreement, NAPM became a wholly owned subsidiary of the Company. NAPM was subsequently dissolved by the Company on September 9, 2010.

On November 11, 2009, the Company entered into a Membership Interest Transfer Agreement with Pentrose, LLC (“Pentrose”), a limited liability company organized and existing under the laws of Florida, whereby we acquired 50% of the membership interests in Pentrose in exchange for the Company’s good faith effort to procure clients for Pentrose and to promote Pentrose’s goodwill. Mr. Taylor, our former Chief Executive Officer, Director and President, agreed to contribute certain rights in intellectual property owned by him, for the benefit of the Company. No consideration was paid by the Company. Pentrose is engaged in the business of direct marketing services of motivational and religious products. Stanford Holdings, LLC, a Delaware limited liability company (“Stanford”), owns the remaining 50% membership interest in Pentrose. On March 16, 2010, Stanford notified the Company that it would be exercising its right to repurchase the Company’s membership interests in Pentrose and issued a check in the amount of $50 as payment of the repurchase price. The Company severed its business relationship and ceased all communication with Pentrose and Stanford in March 2010.

In November 2009, management identified a strong opportunity to enter the alternative energy industry by acquiring North American Bio-Energies LLC (“NABE”). After careful review of the industry and complimentary opportunities, management decided to focus the direction of the Company on the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In order to maximize profitability and better utilize the talents and abilities of the Company’s management team, the Board of Directors determined that it was in the best interest of stockholders to focus on NABE and the biodiesel sector, and to abandon its plans for further development of NAPM and Pentrose, the Company’s previous subsidiaries.

On August 18, 2010, the Company entered into a second amended and restated exchange agreement (the “Exchange Agreement”) with NABE, the NABE limited liability company members (“NABE Members”) and the Company, pursuant to which we acquired 100% of the membership interests in NABE held by the NABE Members in exchange for 2,970,000 shares of our common stock (the “Exchange Transaction”), of which 990,000 shares were designated as Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) and 1,980,000 shares were designated as Class B Common Stock, par value $0.001 per share (“Class B Common Stock”). The Exchange Agreement amended, restated and superseded in its entirety the exchange agreement with NABE, the NABE Members and the Company dated June 18, 2010 (“Amended Exchange Agreement”), which amended, restated and superseded in its entirety the exchange agreement with NABE, the NABE Members and the Company dated February 9, 2010 (“Original Exchange Agreement”). The closing date of the Exchange Transaction was August 23, 2010.

NABE is a limited liability company organized and existing under the laws of the State of North Carolina. NABE was formed on February 28, 2006. In April 2007, two of the original partners sold their collective membership interests, totaling 66.67%, to R. Samuel Bell, Jr., our Chief Executive Officer and Chairman. Upon Mr. Bell becoming an NABE Member, Randy Keith Dellinger, one of the original NABE Members and 33.33% owner, became the sole manager of NABE. In connection with the Exchange Transaction, Mr. Dellinger and Mr. Bell transferred 100% of the outstanding membership interests in NABE to the Company. There were no other additional transfers of ownership prior to the Exchange Agreement. As a result of the acquisition of NABE, the Company ceased to be a shell company and active business operations were revived.

Overview of the Business

We are engaged in the business of wholesaling biodiesel to distributors in the Southeast region of the United States. In addition, we sell glycerin (a biodiesel by-product) to refiners and manufacturers.

Our focus is on commercial grade biodiesel produced from virgin agri-based feedstock that meets the standards for biodiesel established by The American Society of Testing and Materials (“ASTM”) and adopted by the Environmental Protection Agency (“EPA”). Management believes the resulting product is superior to biodiesel produced from recycled oils due to lower quantities of fatty acids, which allows for shorter processing times and less sulfur, and offers favorable conditions for machinery and engines.

The Company works with neighboring universities to provide research opportunities in the biofuel industry for students. While no formal arrangements or understandings currently exist between the Company and any university or college, the Company frequently invites students to tour the NABE facilities and educates students on the benefits of the biofuel industry. Students of North Carolina State University are currently testing a new nozzle tip for the facility’s boiler that would allow the Company to use glycerin as a heating source (although there is no arrangement or understanding as to what extent the University or students will have rights to improvements or technologies resulting from work or tests performed by them). The facility currently uses natural gas, which is an additional cost in the production process. The NCSU engineer estimated the facility, at peak production, could utilize approximately 60% of the glycerol produced and offset 80-90% of the natural gas being utilized as a heating source. This equates to an approximate natural gas savings of $33,000 - $37,000 at those production levels. Based upon a peak production capacity of 5 million gallons/year this would equate to approximately $165,000 - $167,000 per year. The Company will also continue to have glycerin available to sell on the open market. We believe in the benefits of maintaining a good relationship with the community in which our facilities are located and intend to continue with community initiatives and a focus on local feedstock, including the negotiation of feedstock contracts with farmers. In addition to partnering with nearby colleges and universities, we will continue to pursue grant opportunities from various state and federal supported programs.

The Company is exploring future acquisition opportunities in Brazil, supporting management’s belief in the growing demand for biodiesel made apparent by recent government mandates and favorable tax incentives. The Brazilian market differs dramatically from the United States market; the Brazilian National Agency of Petroleum, Natural Gas and Biofuels, or Agencia Nacional de Petroleo (“ANP”), conducts purchase auctions in which licensed producers can participate and sell directly to Petróleo Brasileiro S.A (“Petrobras”), a semi-public Brazilian multinational energy company. The auctions play a major role in the overall National Program of Biodiesel Use in Brazil (PNPB) and will significantly decrease our dependency on the type of direct government subsidies and tax credits that drive the U.S. biodiesel market.

Primary Products

Our primary product is biodiesel made from virgin agri-based feedstock that meets ASTM D6751 specifications. The National Biodiesel Board defines “biodiesel” as follows: “Biodiesel” is defined as mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats which conform to ASTM D6751 specifications for use in diesel engines. Biodiesel refers to the pure fuel before blending with diesel fuel. Biodiesel blends are denoted as “BXX” with “XX” representing the percentage of biodiesel contained in the blend (e.g., B20 is 20% biodiesel, 80% petroleum diesel).

Secondary Products

Glycerin is a by-product of the chemical process in which biodiesel is produced and has a wide variety of uses in end products across multiple industries, including as an ingredient or processing aid in cosmetics, toiletries, personal care and drugs. Glycerin, also called glycerol, can also be found in food applications as a sugar substitute or in shortenings and margarine. It can also be found in soaps and foams or even nitroglycerin, which is used in dynamite.

Product Characteristics

Biodiesel is produced from animal fats, virgin agri-based oils or recycled waste fats and oils. The final product contains no petroleum, but can be blended at various levels for commercial use. Biodiesel is generally used as 100% pure or “neat”, 5%, 10% or 20% blend with petroleum (B5, B10 and B20 respectively). We only sell neat biodiesel and do not currently do any petroleum blending on site, but may do so in the future.

Overview of the Biodiesel Industry -
Biodiesel

Biodiesel is a clean-burning alternative to petroleum-based diesel (“Petrodiesel”). The EPA has classified biodiesel as an advanced biofuel. Biodiesel can be purchased directly from producers, from distributors, or at the pump. Biodiesel is manufactured from renewable feedstocks such as soybean, palm, canola and sunflower oil, as well as from animal fats, fish oils, algae and recycled cooking oils. New feedstocks from which biodiesel is manufactured are being developed rapidly. Biodiesel is produced by reacting a feedstock with methanol in the presence of a catalyst, which yields biodiesel and glycerin as a co-product. Biodiesel can be a direct replacement for diesel and can be blended with diesel fuel in any ratio. Biodiesel blends are primarily used as fuel for trucks and automobiles. It can also be used as home heating oil and as an alternative fuel in a variety of other applications, including, without limitation, marine transportation, electricity generation, farming equipment and mining operations.

According to the National Biodiesel Board, among other environmental benefits, biodiesel:

•	in its pure, or neat, form reduces the net gain in carbon dioxide (“CO2”) emissions by approximately 78% compared to petroleum fuels;
•
reduces tailpipe emissions of particulate matter (soot or black carbon) by approximately 47%, which is recognized as a major contributor to global warming, as well as a critical air pollutant associated with reduced human health, particularly among children and asthmatics;

•	reduces emissions of unburned hydrocarbons by almost 67%;
•	produces approximately 48% less carbon monoxide than diesel fuels; and
•	contains no sulfur and generates no sulfur emissions, a major source of acidification in rain and surface water.

Biodiesel has better lubricating properties and a much higher cetane rating (the diesel equivalent of octane) than today’s lower sulfur diesel fuels. The use of biodiesel in its neat form, B100, or in a blend with petroleum-based diesel, reduces fuel system wear and increases the life of the fuel injection equipment that relies on the fuel for its lubrication, including high pressure injection pumps, pump injectors and fuel injectors.

Biodiesel is twice as biodegradable as petroleum oil and is non-toxic. Tests sponsored by the United States Department of Agriculture confirm biodiesel is less toxic than table salt and biodegrades as quickly as sugar. Biodiesel may be used in existing tank, pump and pipeline infrastructure without modifications to the diesel engine. As a result, integration of biodiesel into the diesel fuel supply is cost effective as opposed to ethanol which requires substantial expenditure to retrofit existing tank, pump and pipeline infrastructure.

Biodiesel is the only alternative fuel to pass Tier 1 and Tier 2 health effects testing required by the Clean Air Act of 1990. Harmful emissions (carbon monoxide, particulate matter and hydrocarbons) are reduced by more than 50% compared with Petrodiesel, and it has one of the highest energy content (BTU) of any alternative fuel.

Management believes that the United States is a favorable market place for biodiesel due to a strong desire for domestically produced petroleum products and both federal and state mandated clean energy initiatives aimed at reducing emissions.

Renewable Fuel Standards

On July 1, 2010, the EPA final regulations implementing revised renewable fuel standards (“RFS2”) set by Congress under the Energy Independence and Security Act of 2007 (“EISA”) went into effect. The original renewable fuel standards (“RFS”), were established by Congress under the Energy Policy Act of 2005 (“EPAct”), and mandated that transportation fuel sold in the United States contains a minimum volume of renewable fuel. EPAct rules were directed principally to blending ethanol into gasoline used as motor fuel and required approximately 7.5 billion gallons of renewable fuel to be blended into gasoline by 2012. Under the EISA, Congress expanded the RFS program to, among other things, include diesel and increase the volume of renewable fuels required to be blended into transportation fuel from nine billion gallons in 2008 to 36 billion gallons by 2022.

Under the RFS, obligated parties (i.e., petroleum refiners and importers of gasoline) were required to demonstrate that they complied with their percentage obligations over the gallons of gasoline they sold into the marketplace during a compliance period. The EPA developed a system of volume accounting and tracking of the credits associated with renewable fuels known as Renewable Identification Numbers (“RINs”). The system is based on the assignment of unique numbers to each batch of renewable fuel by the biodiesel producer or importer. The use of RINs allows the EPA to measure and track renewable fuel volumes at the point of their introduction into the national fuel supply rather than at the point when they are blended into conventional fuels, which provides more accurate measurements that can be easily verified. The RFS program requires RINs to be transferred with renewable fuel until the point at which the renewable fuel is purchased by an obligated party or is blended into petroleum products by a blender. RINs are accumulated to allow an obligated party to satisfy its renewable volume obligations (“RVOs”). An RVO represents the volume of renewable fuel that the obligated party is required to ensure was used in the U.S. in a given calendar year. Obligated parties have an RVO under each of the four RFS2 renewable fuel categories: cellulosic biofuel, biomass-based diesel, advanced biofuel and total renewable fuel. Obligated parties calculate their RVO at the end of a calendar year based on the volume of gasoline or diesel fuel they produced during the year. Obligated parties are required to meet their RVOs through the accumulation of RINs. By acquiring RINs and applying them to their RVOs, obligated parties are deemed to have satisfied their obligation to cause the renewable fuel represented by the RINs to be consumed as transportation fuel in highway or nonroad vehicles or engines. The RFS program contemplated that RINs would be sold among obligated parties so that a deficient party could acquire RINs from another obligated party that generated excess RINs to satisfy its requirements.

The EPA’s regulations implement the RFS standards by establishing the four new categories of renewable fuel, and set separate volume requirements for each new category, including biodiesel. The new standards are known commonly as “RFS2.” We believe the implementation of RFS2 will drive the advancement of the biofuel industry in the years to come. We believe that biodiesel production will begin to increase in response to regulations promulgated by the EPA that became effective on July 1, 2010 implementing the RFS2 standards established by Congress under the EISA. As of July 26, 2010, the EPA has inspected our facility and confirmed we are in compliance with the new RFS2 regulations, making us eligible for participation in the RIN market. We anticipate additional revenues from the direct sale of RINs as we commence production and sales of biodiesel. In the absence of the biodiesel tax credit during the fiscal year ended November 30, 2010, the RIN market has soared as high as $.50 per RIN.

Under the Clean Air Act as amended by the EISA, the EPA is required to set new renewable fuel standards, including cellulosic biofuel standards, each November for the following year. In connection with releasing the standards for the calendar year 2011, the EPA is proposing a change to the RFS2 regulations to permit certain renewable fuel producers using canola oil, grain sorghum, pulpwood or palm oil, subject to certain limitations, to generate delayed RINs after they have produced and sold renewable fuel. The EPA is also analyzing the greenhouse gas lifecycle impact of canola oil, grain sorghum, pulpwood and palm oil and may supplement the RFS2 final rules in 2010 based on such analysis.

Registration of Plant, Feedstock and Fuel

RFS2 imposes a complex set of compliance and reporting obligations to ensure that each obligated party satisfies its RVO for a particular compliance period, under the regulations. These regulations extend over the entire range of an obligated party’s operations. All producers of renewable fuel that produce more than 10,000 gallons of fuel annually must register with EPA’s fuels program prior to generating RINs. A biofuel producer will have to supply the EPA with extensive information concerning plant operations, processes and products, including the fuels produced, the feedstocks that may be used, co-products produced, the source of energy used to produce the biodiesel, compliance with clean air regulations and applicable air permits for permitted capacity and records that support the facility’s baseline volume. In addition, producers must provide the EPA with an independent chemical engineer’s report with respect to its plant upon initial registration and every three years thereafter or upon changing the feedstock from which it produces biodiesel. In certain cases, health-effects testing is required for a product to maintain its registration or before a new product can be registered. The EPA deems the information collected as essential to generating and assigning a certain category of RIN to a volume of fuel and to verifying the validity of RINs generated. In addition, a producer will have to demonstrate that the biodiesel produced is ASTM D6751 compliant. A producer also will have to register its renewable fuels as a motor vehicle fuel, which will subject it to additional reporting and other requirements. As part of the RFS2 rulemaking, the EPA is now proposing criteria regarding compliance with the renewable biomass verification provisions for foreign-grown feedstock, which could affect the market for feedstock.

Generation of Renewable Identification Numbers and Equivalence

Under RFS2, each RIN is generated by the producer or importer of the renewable fuel, as in the RFS1 program. In order to determine the number of RINs generated by and assigned to a batch of renewable fuel, the actual volume of the batch of renewable fuel must be multiplied by the appropriate equivalence value. The producer or importer must also determine the appropriate code to assign to the RIN to identify which of the four standards the RIN can be used to meet.

The equivalence value of a renewable fuel represents the number of gallons that can be claimed for compliance purposes for every physical gallon of renewable fuel. The EPA takes the position that the use of equivalence values based on energy content of a fuel is an appropriate measure of the extent to which a renewable fuel would replace or reduce the quantity of petroleum or other fossil fuel present in a fuel mixture. Under RFS1, ethanol was ascribed an equivalence value of 1.0. Under the EISA, additional credit was to be assigned to cellulosic and waste-derived renewable fuels, and the EPA was directed to establish appropriate credit for biodiesel and renewable fuel volumes in excess of the mandated volumes. Under RFS2, the EPA assigned an equivalence value to ethanol of 1.0, to butanol of 1.3, to biodiesel (mono alkyl ester) of 1.5, and for nonester renewable diesel of 1.7.

The producer or importer must also determine the appropriate code to assign to the RIN to identify which of the four standards the RIN can be used to meet and which equivalency value applies to determine the number of RINs generated. The fuel pathway of the product is determinative of the equivalence value and thus the quantity of RIN’s generated for each batch of finished product produced.

Biodiesel Production

In 2007, the U.S. consumed approximately 64 billion gallons of diesel according to the Energy Information Administration. Biodiesel production in the U.S. peaked in 2008 at approximately 691 million gallons and was approximately 545 million gallons in 2009. Analysts attribute the decline in production in 2009 to poor economic conditions as a result of the recession. Production in 2010 has dropped off further as a result of the failure of Congress to renew the biodiesel producers’ tax credit which provides a $1 credit for each gallon of biodiesel produced and which has allowed biodiesel to remain competitive with diesel fuel. The National Biodiesel Board estimates that in 2008 U.S. biodiesel producers sold just over 600 million gallons of biodiesel, including approximately 300 million gallons in the U.S.

According to the National Biodiesel Board, as of June 2009, there were 173 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains significantly higher than current and projected production levels. The Energy Information Administration also predicts that the market will continue to absorb biodiesel supply for the foreseeable future.

In accordance with the EISA, RFS2 requires the domestic use of 800 million gallons of biodiesel in 2011. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

While the European automobile industry already uses diesel engines in approximately 50% of all cars manufactured and sold, we believe the United States is beginning to follow suit as OEM warranty statements now support biodiesel blends of up to 20% without voiding any parts of workmanship warranties.

U.S. Tax Incentives

The American Jobs Creation Act of 2004 provided for a biodiesel fuel credit of $1.00 to a biodiesel fuel blender for each gallon of biodiesel produced by the taxpayer and sold to another person. Our customers are biodiesel blenders who purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum and then our customers are reimbursed the $1.00 from the federal government. There is an additional $.10 per gallon tax credit for small producers (not to exceed 60 million gallons per year) using virgin vegetable oils and animal fats. Our facility has passed all necessary inspections and complied with the applicable regulations to be eligible for the small producer program.

The credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. As of November 30, 2010 legislation to renew the biodiesel tax credit had only been passed separately by the House of Representatives and Senate.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress has extended this credit on multiple occasions, no assurance can be given that the tax incentive will be further extended by Congress in the future.

Our Customers

Our main customers are petroleum distributors in the Southeast region of the United States. However, we may seek out alternative markets to sell our biodiesel. Additional markets are emerging because of the biodiesel incentives, high energy prices and innovation. These may include sales to power generation facilities or by developing cogeneration power plants using biodiesel to provide electricity to power industrial plants (excess electricity would be sold back to power grids allowing electric companies to meet RFS). Further, a potential market exists for sales of biodiesel to customers as a cleaner burning heating oil replacement or additive.

We have no contractual relationship to sell our products. We determine the price and thereafter sell to our customers on a first come, first serve basis.

We sell a large portion of our finished product to Verde Bio Fuels Inc (“Verde”), which is owned by R. Samuel Bell, Jr., our Chairman and Chief Executive Officer. Verde is a major reseller of biodiesel in the Southeast. This relationship eliminates the need for an internal sales and marketing team while still giving us direct access to a diverse end-user base. Sales to Verde represent more than 10% of our consolidated revenues. Loss of this customer would have a material adverse effect on our business.

Renewable Identification Numbers

We generate RINs to support the RVO of obligated parties, but we do not currently have any renewable volume obligations. To the extent we begin to export biodiesel in the future, we may be subject to the RVO requirement.

We do not currently charge any of our distributors for RINs generated from our production of biodiesel, but may do so in the future. Verde Bio Fuels Inc, which is owned by Mr. Bell is not charged for the RINs generated and sent along with the biodiesel it purchases from us.

Our Suppliers

Our facility can produce biodiesel using a variety of virgin feedstock, including agricultural oils, such as soy bean and sunflower, and animal by-products (e.g., pork and chicken fat). This feedstock flexibility allows the plant to take advantage of the lowest cost and best yielding virgin feedstocks in the market at any particular time. The agricultural oils are purchased from various farmers in the region and the pork and chicken fat are purchased from various processors in the region (e.g., Tyson Farms, House of Raeford, American Skin, Carolina Byproducts, etc.).

Our Employees

Our facility employs anywhere from four to fifteen employees depending on the volume of production. We currently have four full time employees and two part-time employees. We believe current employee relations to be good and have maintained several of the original employees from the plant’s inception. There are no union issues and all positions are easily replaced. In accordance with our community initiative and efforts to increase consumer education on biodiesel, we occasionally employ interns from neighboring colleges, which now offer degrees in biodiesel production.

Our current plant manager, Randy Keith Dellinger, is one of the founding members of NABE. Mr. Dellinger has been responsible for the successful negotiation of various bargain purchases and feedstock agreements. Mr. Dellinger was raised in Lenoir, North Carolina where he remains an active member and advocate for local sustainability through several local organizations. Upon completing high school, Mr. Dellinger joined the United States Navy as an Ocean Systems Technician. After four years in the Navy, Mr. Dellinger went to work in the telecommunications field; first with Bell South as an engineer and then with MCI as a Project Manager. During this time he earned a Bachelor of Science degree from Dallas Baptist University. After MCI, Mr. Dellinger worked as a Senior Management Consultant for Cruces Consulting Services for six years. Upon returning to North Carolina, Mr. Dellinger founded NABE. Mr. Dellinger is on the Advisory Boards of Appalachian State University and A-B Technical College. He is also a member of the board of the North Carolina Biodiesel Association.

Research and Development

Research and development (“R&D”) is an on-going process performed in our laboratory and in conjunction with the state and technical colleges in the area. Costs associated with R&D are borne almost entirely by customers during the required biofuel testing process. Approximately 10-15% of the operating costs of our laboratory are attributable to R&D (e.g., purchase of specialized laboratory equipment, reagents and chemicals). A significant amount of time has been spent researching alternative uses for glycerin, a byproduct from the production of biodiesel. It is currently being tested as a feed for livestock and as a fuel source for the facility’s boiler. We currently use natural gas, which constitutes a significant cost in overall production. During fiscal years 2009 and 2010, NABE spent $19,803 and $8,458, respectively, on research and development expenses. R&D efforts at NABE to date have been for process efficiencies and plant equipment optimization. None of the costs associated with the research and development activities of NABE have been borne by its customers.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. Based upon information provided by the Company, the North Carolina Department of Environment and Natural Resources has issued a finding that our facility does not require an air permit to produce up to 5 million gallons of biodiesel per year. Our facility also operates under a stormwater discharge permit from the North Carolina Department of Environment and Natural Resources and held by the facility landlord. Discharges to the local sewer are monitored by the City of Lenoir Wastewater Division. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and/or facility shutdowns. In an effort to ensure that we secure all necessary environmental permits in a timely fashion and remain in compliance with environmental permits, regulations and laws, we may occasionally employ the services of qualified outside environmental consulting firms. We spent approximately $10,200 in outside environmental consultant fees and incurred approximately $5,000 in internal labor costs to comply with applicable federal and state environmental regulations. We do not anticipate a material adverse impact on our business or financial condition as a result of our efforts to comply with these requirements.

There will be a risk of liability for the investigation and cleanup of environmental contamination at our plant and at any off-site locations where we arrange for the disposal of hazardous substances if we are deemed to be a responsible party. While biodiesel is biodegradable, we utilize certain hazardous substances in our production process. While we handle those substances in compliance with all applicable federal, state and local laws, it is possible that prior uses of our site or past operations may have caused contamination of our sites. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), or other environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. Liability under CERCLA or comparable state laws may be found without regard to fault or to the legality of the original conduct. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.

In addition, new environmental laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls as we operate our facility. Present and future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures.

Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. We are currently in compliance with EPA requirements as well as applicable state guidelines. Other federal and state air emission limitations, such as New Source Performance Standards, may also apply to facilities we own or operate. More stringent laws relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could reduce the demand for biodiesel. Because other domestic biodiesel manufacturers will have similar restrictions, however, we believe that compliance with stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

Additional environmental laws and regulations which are applicable to us and our operations include, among others, the following United States federal laws and regulations:

•	Federal Water Pollution Control Act (a/k/a the Clean Water Act) and comparable state laws, which govern discharges of pollutants into waters of the United States and each state, respectively;
•	Resource Conservation and Recovery Act, which governs the management, storage and disposal of solid and hazardous waste;
•	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;
•	Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;
•	Safe Drinking Water Act, which governs underground injection and disposal activities; and
•	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we will maintain insurance coverage against some, but not all, potential losses. Though we will seek to maintain insurance that is deemed adequate and customary for our industry, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property is approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expires on May 31, 2012.   We may renew the lease, at our option, for subsequent five year terms on conditions that are mutually agreed to by the parties.  Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments.  Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease.  Our property taxes for 2010 (which includes city and county taxes) were $4,453 and have been paid in full.  The Company also owns certain lab equipment and tote systems utilized in the production of biodiesel.  The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

The Company currently owns the equipment utilized in its biodiesel plant to process biodiesel.

Item 3. Legal Proceedings

There are no known pending legal proceedings to which the Company or our management is a party or of which any of their property is subject, which the Company considers material.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is currently traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "ICNN."  Our Class B Common Stock is not registered under the Securities Exchange Act of 1934 and thus is not currently traded on any exchange or market.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a stockholder in all likelihood will be unable to resell his or her securities in the Company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

As of March 4, 2011, the stock was trading at a market price of $0.50; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.50 was from the last reported sale date of February 28, 2011.

Fiscal Year 2010	High Bid	Low Bid(1)
Fourth Quarter 09-01-10 to 11-30-10	$0.70	$0.40
Third Quarter 06-01-10 to 08-31-10	$0.70	$0.40
Second Quarter 03-01-10 to 05-31-10	$0.70	$0.70
First Quarter 12-1-09 to 02-28-10	$1.23	$0.50

Fiscal Year 2009	High Bid	Low Bid(1)
Fourth Quarter 09-01-09 to 11-30-09	$0.55	$0.55
Third Quarter 06-01-09 to 08-31-09	$0.00	$0.00
Second Quarter 03-01-09 to 05-31-09	$0.00	$0.00
First Quarter 12-01-08 to 02-28-09	$0.00	$0.00

Shareholders

At March 4, 2011, we had 32 shareholders of record of our common stock (31 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form. Additionally, we have outstanding options for the purchase of up to Two Million (2,000,000) shares of the Company’s Class A Common Stock at an exercise price of Fifty Cents ($0.50) per share and an option to purchase up to Two Hundred and Fifty Thousand (250,000) shares of the Company’s Class A Common Stock at an exercise price of forty cents ($0.40) per share.

Within the holders of record of the Company's Class A Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that holds shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners.  Accordingly, the Company believes there are many more beneficial owners of its Class A Common Stock whose shares are held in "street name", not in the name of the individual stockholder.

Dividend Policy

Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends on an equal basis out of funds legally available when and as declared by our board of directors. Pursuant to Section 78.196 of the Nevada Revised Statutes, our board of directors may declare dividends that are cumulative, noncumulative, or partially cumulative. Our board of directors has never declared any dividends and does not anticipate declaring any dividends in the foreseeable future. Should we decide in the future to pay dividends, our ability to do so and meet other obligations may depend upon the receipt of dividends or other payments from any subsidiaries and other holdings and investments. In the event of our liquidation, dissolution or winding up, holders of Class A Common Stock and Class B Common Stock are entitled to receive, ratably in proportion to the amount held by them, the net assets available to stockholders after payment of all creditors.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

On November 16, 2010, the Company issued 750,000 shares of Class A Common Stock for a purchase price of $300,000 or $0.40 per share, to Mr. Steve Gilcrease, which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder. The shares issued to Mr. Gilcrease have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

On January 31, 2011, the Company issued 250,000 shares of Class A Common Stock Mr. David Mixson as compensation for certain consultant services to the Company, pursuant to the Consultant Agreement signed on January 24, 2011. The shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder. The shares issued to Mr. Mixson have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

On January 31, 2011, the Company issued 125,000 shares of Class A Common Stock to Mr. William Dennis Curtis Jr. as compensation for certain consultant services to the Company, pursuant to the Consultant Agreement signed on January 24, 2011. The shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder. The shares issued to Mr. Curtis have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and gives effect to the acquisition of NABE by the Company, and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K, and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors described throughout this Annual Report.

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During 2010, due to the expiration of the biodiesel tax credit, we were engaged in purchasing off-specification product from neighboring plants and refining batches to meet commercial requirements. During 2010, we also refined stored glycerin byproduct from our 2009 biodiesel production.

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

Our facility is capable of producing biodiesel from a wide range of agri-based feedstocks: soy, canola, sunflower, cottonseed and chicken/pork fat. Biodiesel production costs are highly dependent on the cost of feedstock, and we believe the ability to utilize a variety of feedstocks efficiently and interchangeably is imperative to gaining a competitive advantage in the biodiesel production market.

We recently purchased three 7,500-gallon settling tanks and plan to purchase a 10,000-gallon reactor. Once installed and piped in, this new equipment is expected to increase our facility’s annual capacity by as much as 300%. Currently, our facility is utilizing two 3,000 gallon reactors to refine biodiesel. These reactors are also being used as settling tanks to separate the glycerin from the biodiesel; one reactor is refining while the other is dormant during the settling process. By installing settling tanks, each reactor can be freed up to refine more biodiesel. By using a larger reactor, more biodiesel can be refined in each batch. In an effort to make the production process more efficient, we also purchased other material fixed assets, including a chilled water system, additional settling tanks, filtration upgrades as well as improvements to related infrastructure (e.g., piping, valves, and instrumentation). Much of this infrastructure is currently onsite and awaiting final installation and start-up activities. Other items have been ordered and are in the process of being fabricated. The glycerol combustion implementation design is also underway. We have also identified a new reactor component for future procurement and installation. The Company anticipates purchasing an additional $103,590 of assets to finish all of these upgrades.

The Company works on an informal basis with neighboring universities and technical colleges to find alternative uses for our byproduct, glycerin. Particularly, students of North Carolina State University (“NCSU”) are testing a new nozzle tip for our facility’s boiler that would allow us to use glycerin as a heating source. The facility currently uses natural gas, which is an additional cost in the production process. The NCSU engineer estimated the facility, at peak production, could utilize approximately 60% of the glycerol produced and offset 80-90% of the natural gas being utilized as a heating source. This equates to an approximate natural gas savings of  $33,000 - $37,000 at those production levels. Based upon a peak production capacity of 5 million gallons/year this would equate to approximately $165,000 - $167,000 per year. We will also continue to have glycerin available to sell on the open market.

Our goal is to become one of the leading, diversified energy companies with divisions in production, blending, marketing and distribution. Building on over 30 years of relationships and the experience of our CEO, R. Samuel Bell, Jr., we have adopted an acquisition plan that includes the expansion into Brazil’s renewable energy market.

Government mandates, strong tax incentives and an auction-based selling platform make Brazil, in management’s view, a potentially profitable climate for clean energy.

Going Concern

The financial statements presented in this Annual Report have been prepared on a going-concern basis. As of November 30, 2010, the Company has a working capital deficiency of $221,953, and has an accumulated deficit of $4,116,972. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. However, no assurance can be given that financing on the same or similar favorable terms and conditions will be available to the Company in the future.  The financial statements presented in this Annual Report do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The financial statements presented in this Annual Report do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Government incentives. Initiatives and incentives at the federal, state and local government levels that benefit our blending and retail customers play a major role in the demand for our product. The primary federal economic incentive is the biodiesel blenders excise tax credit, which is available to registered blenders of biodiesel and petroleum diesel. Our customers are registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers are reimbursed the $1.00 from the federal government. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress has extended this credit on multiple occasions, no assurance can be given that the tax incentive will be further extended by Congress in the future. Additionally, the State of South Carolina has an incentive in place for retailers of biodiesel. The retailer receives 25 cents per gallon for every gallon of biodiesel that they blend with petroleum diesel at their stores. The existence of government incentives affects the price our customers are willing to pay. The absence of the biodiesel tax credit adversely affected our ability to generate revenue for the past fiscal year.

Processing capacity. Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009. Production volume decreased in the first quarter due to the biodiesel tax credit expiring on December 31, 2009. As a result, the market price of biodiesel effectively decreased by $1.00 per gallon. Profit margins were eliminated, forcing management to pursue other revenue generating sources such as refining the glycerin stored at the Company’s facilities as well as purchasing and re-processing off-specification product from neighboring plants. As a result of the renewal of the biodiesel tax credit and with additional funding from investors, we expect our 2011 processing capacity to increase significantly

Market demand. The growth potential of our revenue depends on the market demand for our products. We believe there is high growth potential for our sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA to require the use of 800 million gallons of biodiesel in 2011.

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

We are making improvements to increase the efficiency of our production process, including the reuse of the refining byproduct glycerin. We have begun testing a nozzle tip that will allow us to use glycerin as a heating source for our boiler, lowering the expense and need for the currently used natural gas. Additionally, the installation of three new 7,500- gallon settling tanks and a new 10,000-gallon reactor will decrease batch-processing time and increase overall processing capacity.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the twelve-month period ended November 30, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue
NABE, or the  Predecessor, generated revenues of $543,211 for the period December 1, 2009 through August 23, 2010.  Revenue generated during the period was due to primarily to an arrangement with a neighboring plant for purchasing off-specification product at deeply discounted rates and further refining to commercial grade (ASTM D6751) specifications.  The absence of affordable feedstock made this type of arrangement profitable; however, it is not likely that this arrangement will continue to be available. On a post-acquisition basis, we generated $35,649 in revenues for the period August 24 through November 30, 2010. Revenue for the post-acquisition period was generated primarily through the sale of biodiesel to related parties and the sale of de-methylated glycerin. During the twelve months ended November 30, 2009, the Predecessor generated $359,215 in revenues and incurred net losses of $266,593 for the same period. For the twelve months ended November 30, 2009, the Predecessor’s revenues were derived from sales of biodiesel, methylated glycerin, and de-methylated glycerin.

Cost of Revenue
Cost of revenue for the Predecessor totaled $406,948 for the period December 1, 2009 through August 23, 2010.  On a post-acquisition basis, our cost of revenue was $122,794 for the period August 24 through November 30, 2010. During the twelve months ended November 30, 2009, the Predecessor had a cost of revenue equal to $543,271. For all periods displayed, cost of revenue consists of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor and overhead.

Depreciation
Depreciation expense for the Predecessor totaled $38,822 for the period December 1, 2009 through August 23, 2010.  On a post-acquisition basis, depreciation expense was $17,294 for the period August 24 through November 30, 2010. During the twelve months ended November 30, 2009, the Predecessor had a depreciation expense equal to $46,029.

Gross Profit
Gross profit for the Predecessor totaled $97,441 for the period December 1, 2009 through August 23, 2010 as biodiesel was selling for more than the cost to produce due to the advantageous arrangement for selling re-processed off-specification product from neighboring plants.  On a post-acquisitionbasis, gross profit was a loss of ($104,439) for the period August 24 through November 30, 2010. The loss during the post-acquisition period was primarily due to rising feedstock costs coupled with declining biodiesel prices.  During the twelve months ended November 30, 2009, the Predecessor had a gross profit loss equal to ($230,085). The Predecessor’s prior year gross profit loss was attributable to rising feedstock prices during a period of declining biodiesel market prices.

Selling, General and Administrative Expenses (SG&A)
SG&A for the Predecessor totaled $28,928 for the period December 1, 2009 through August 23, 2010.  On a post-acquisition basis, the Company had SG&A of $241,309 for the period August 24 through November 30, 2010. SG&A expenses during the post-acquisition period were primarily associated with legal and accounting fees associated with the acquisition of NABE.  During the twelve months ended November 30, 2009, the Predecessor had SG&A of $102,479. The primary contributors to the Predecessor’s prior year SG&A were consulting expenses paid to the prior owners, an inventory revaluation resulting from the decrease in biodiesel market price, and rent expense on the property.

Other Income
Other Income for the Predecessor totaled $117,942 for the period December 1, 2009 through August 23, 2010.  The primary source of the Other Income was grant funding the Predecessor received during the period. On a post-acquisition basis, the Company had Other Income of $7,137 for the period August 24 through November 30, 2010. The primary source of the Other Income for the post-acquisition Company was the sale of RIN-gallons (EPA-regulated, market-traded commodities generated during biodiesel production) and grant funding.  During the twelve months ended November 30, 2009, the Predecessor had Other Income of $79,880, which was primarily associated with grant funding.

Interest Income
The Predecessor had no interest income for the period December 1, 2009 through August 23, 2010. On a post-acquisition basis, the Company had interest income of $1,617 for the period August 24 through November 30, 2010. During the twelve months ended November 30, 2009, the Predecessor had no interest income.

Interest Expense
Interest expense for the Predecessor was $9,742 for the period December 1, 2009 through August 23, 2010. On a post-acquisition basis, the Company had interest expense of $5,328 for the period August 24 through November 30, 2010. During the twelve months ended November 30, 2009, the Predecessor had interest expense of $13,909.

Net Income (Loss)
Net income for the Predecessor was $176,713 for the period December 1, 2009 through August 23, 2010. On a post-acquisition basis, the Company had a net loss of ($342,322) for the period August 24 through November 30, 2010. During the twelve months ended November 30, 2009, the Predecessor had a net loss of ($266,593).

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan (1)	$15,188	15,188	-	-	-
Term loan (2)	222,806	47,340	102,454	73,012
Demand note - related party (3)	97,500	97,500	-	-	-

Total	$335,494	160,028	102,454	73,012	-

_______________________
(1) Variable rate term loan dated November 7, 2006 in the original principal amount of $100,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $2,125. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of November 30, 2010, the date of calculation, was five and a quarter percent (5.25%). This note matures on November 10, 2011, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on May 22, 2007, the date that Mr. Bell purchased the membership interests of two of the founding members of NABE. The modification occurred to remove the previous members of NABE as payors on the note and to include Mr. Bell as a payor. The proceeds from this note were used to purchase lab and processing equipment. The information presented regarding this term loan is as of November 30, 2010. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.2, which is incorporated herein by reference.

(2) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of November 30, 2010, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of November 30, 2010. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(3) Unsecured non-interest bearing demand loan payable to Echols Oil Company, Inc., a related party. For additional information regarding this loan, please refer to "Certain Relationships and Related Transactions and Director Independence." The information presented regarding this loan is as of November 30, 2010.

Liquidity and Capital Resources

Working Capital

	Post-Acquisition As of November 30, 2010	Predecessor As of November 30, 2009
Current Assets	$741,479	$282,649
Current Liabilities	963,432	466,315

Working Capital Deficiency	(221,953)	(183,666)

Retained Earnings (Accumulated Deficit)	(4,116,972)	6,150

Cash Flows

	Predecessor December 1, 2009 through August 23, 2010	Post-Acquisition August 24, 2010 through November 30, 2010	Predecessor Twelve months ended November 30, 2009
Cash provided by (used in) operating activities	$123,514	$(31,321)	$(21,122)
Cash provided by (used in) investing activities	(62,211)	(29,049)	(90,255)
Cash provided by (used in) financing activities	(24,827)	278,802	73,162
Net increase (decrease) in cash	36,476	218,432	(38,215)

As of November 30, 2010, our current assets totaling $741,479 consisted of cash, inventory, tax credits receivable, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $963,432 as of November 30, 2010. As a result we had a working capital deficiency of $221,953 at November 30, 2010.

Current assets for the Predecessor totaled $282,649 as of November 30, 2009. Current liabilities for the Predecessor totaled $466,315 as of November 30, 2009. As a result the Predecessor had a working capital deficiency of $183,666 at November 30, 2009.

As of November 30, 2010, the Company has funded its initial operations through the issuance of 20,129,332 shares of capital stock (18,149,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

During the twelve months ended November 30, 2010, the Company settled $191,419 in debt due to the Company’s former officers, directors and related parties by issuing Class A common stock.  As of November 30, 2010, the  Company still has related party debt due primarily to the Predecessor’s liabilities to related parties.

We expect to incur losses as the business expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's former Director and related parties. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or are unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Moreover, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Cash Provided By (Used In) Operating Activities

Prior to the Company’s acquisition of NABE, the Predecessor’s cash provided by operating activities totaled $123,514. During the period August 24, 2010 through November 30, 2010, the post-acquisition Company’s cash used in operating activities totaled $31,321. During the twelve months ended November 30, 2009, the Predecessor’s cash used in operating activities totaled $21,122. For the Predecessor during the period December 1, 2009 through August 23, 2010, cash provided by operating activities was primarily derived from sales to related parties. For the period August 24, 2010 through November 30, 2010, the post-acquisition Company’s cash used in operating activities was primarily for professional fees (accounting and legal services) associated with regulatory filings involved with the acquisition of NABE.  During the twelve months ended November 30, 2009, the Predecessor's cash used in operations was generally due to rising costs for feedstock and other raw materials.

Cash Provided By (Used In) Investing Activities

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in investing activities totaled $62,211 for the period December 1, 2009 through August 23, 2010. During the period August 24, 2010 through November 30, 2010, the post-acquisition Company’s cash used in investing activities totaled ($29,049). During the twelve months ended November 30, 2009, the Predecessor’s cash used in investing activities totaled ($90,255).  During the period December 1, 2009 through August 23, 2010, the Predecessor's cash used in investing activities was used to purchase fixed assets for our facility. For the period August 24, 2010 through November 30, 2010, the post-acquisition Company's cash used in investing activities was used to purchase fixed assets for our facility. For the twelve months ended December 31, 2009, cash used in investing activities was used to purchase fixed assets for our facility.

Cash Provided By (Used In) Financing Activities

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in financing activities totaled ($24,827) for the period December 1, 2009 through August 23, 2010. During the period August 24, 2010 through November 30, 2010, the post-acquisition Company’s cash provided by financing activities totaled $278,802. During the twelve months ended November 30, 2009, the Predecessor’s cash provided by financing activities totaled $73,162.  During the period December 1, 2009 through August 23, 2010, the Predecessor's cash used in financing activities was used to make payments on debt. For the period August 24, 2010 through November 30, 2010, the post-acquisition Company's cash provided by financing activities was primarily a result of selling shares of stock. For the twelve months ended December 31, 2009, the Predecessor's cash provided by financing activities was primarily a result of borrowings from related parties.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock in order to proceed with our acquisition and expansion plan. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing and acquisition plans. At this time, we do not have any arrangements in place for any future equity financing. In maintaining our current operations, we will continue to rely on related party loans to compensate for any shortcoming in sales revenue. However, no assurance can be given that such related parties will provide such financing at all or on the same favorable terms and conditions as past financing to the Company.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Incoming, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Incoming, Inc. (“the Company” or “Successor”) as of November 30, 2010 and the related consolidated statements of operations for the period from December 1, 2009 through August 23, 2010, the period from August 24, 2010 through November 30, 2010 and the consolidated statements of stockholders’ equity and cash flows for the period from August 24, 2010 through November 30, 2010. We have also audited the accompanying balance sheet of North American Bio-Energies, LLC (the “Predecessor”) as of November 30, 2009 and the related statements of operations, members’ equity and cash flows for the period from December 1, 2009 through August 23, 2010 and the year ended November 30, 2009. These financial statements are the responsibility of the Company’s and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2010 and the consolidated results of their operations and their cash flows for the period from December 1, 2009 through August 23, 2010 and the period from August 24, 2010 through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of November 30, 2009 and the results of its operations and cash flows for the period from December 1, 2009 through August 23, 2010 and the year ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 15, 2011

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR November 30, 2010	PREDECESSOR November 30, 2009

ASSETS
Current Assets
Cash	$257,607	$-
Other receivable	9,615	-
Accounts receivable, related party	278,993	22,148
Inventory	7,098	90,523
Tax credit receivable	176,988	164,190
Prepaid expenses	10,611	-
Other current assets	567	5,788
Total current assets	741,479	282,649

Property, plant and equipment, net	696,691	202,357
Construction in progress	222,700	271,478
Total assets	$1,660,870	$756,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	709,612	363,958
Current maturities of long term debt	62,528	-
Accrued liabilities	28,740	4,857
Accounts payable – related party	65,052	-
Short term debt – related parties	97,500	97,500
Total current liabilities	963,432	466,315

Long-term debt	175,466	284,019
Total Liabilities	1,138,898	750,334

Capital stock $.001 par value; 75,000,000 shares authorized;
Class A - 18,149,332 shares issued and outstanding	18,149	-
Class B - 1,980,000 shares issued and outstanding	1,980	-
Additional paid in capital	4,618,815	-	rE
Retained earning (accumulated deficit)	(4,116,972)	6,150
Total stockholders’ equity	521,972	6,150

Total liabilities and stockholder's equity	$1,660,870	$756,484

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended November 30, 2010 and November 30, 2009

	Fiscal Year ended November 30, 2010			Fiscal Year ended November 30, 2009
	Predecessor December 1, 2009 Through August 23, 2010	Successor December 1, 2009 Through August 23, 2010	Post-Acquisition Successor August 24, 2010 Through November 30, 2010	Predecessor December 1, 2008 Through November 30, 2009
Revenue	79,556	35,062	23,949	359,215
Revenues from related parties	463,655	-	11,700	-
Cost of revenue	406,948	2,676	122,794	543,271
Depreciation	38,822	-	17,294	46,029
Gross profit	97,441	32,386	(104,439)	(230,085)

Selling, General, and Administrative Expenses	28,928	3,482,812	241,309	102,479

Other income (expense)
Other income	117,942	-	7,137	79,880
Interest income	-	1,893	1,617	-
Interest expense	(9,742)	(11,090)	(5,328)	(13,909)
Total other income (expense)	108,200	(9,197)	3,426	65,971

Net Income (Loss)	176,713	(3,459,623)	(342,322)	(266,593)

Net Income (Loss) per Class A Common Share (Basic and Diluted)	-	(0.29)	(0.01)
Net Income (Loss) per Class B Common Share (Basic and Diluted)	-	-

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	-	12,058,000	18,461,523	-
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	-	-	1,980,000	-

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended November 30, 2010
	Predecessor December 1, 2009 Through August 23, 2010	Post-Acquisition Successor August 24, 2010 Through November 30, 2010	Predecessor Year Ended November 30, 2009
Cash Flows from operating activities
Net income (loss)	$176,713	$(342,322)	$(266,593)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations:
Depreciation	38,822	17,294	46,029
Changes in operating assets and liabilities
Accounts receivable	(4,591)	3,551	2,751
Accounts receivable – related party	(265,120)	8,275	(22,148)
Tax credit receivable	(12,798)	-	(14,530)
Prepaid expenses	(18,473)	13,754	-
Inventory	45,288	38,137	64,267
Other assets	5,221	10,000	(5,788)
Accounts payable	126,997	175,926	170,033
Accounts payable – related party	35,149	15,555	-
Accrued expenses	(3,694)	28,509	4,857
Net cash provided by (used in) operating activities	123,514	(31,321)	(21,122)
Cash flows from investing activities
Purchase of fixed assets	(62,211)	(29,049)	(90,255)
Net cash provided by (used in) investing activities	(62,211)	(29,049)	(90,255)
Cash flows from financing activities
Proceeds from sale of stock	-	300,000	-
Borrowings on related party debt	-	-	97,500
Proceeds from third party debt	5,437	-	-
Principal payments on debt	(30,264)	(21,198)	(24,338)
Net cash provided by (used in) financing activities	(24,827)	278,802	73,162
Net cash increase (decrease) for period	36,476	218,432	(38,215)
Cash at beginning of period	-	39,175	38,215
Cash at end of period	$36,476	$257,607	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$9,742	$16,418	$15,122
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities
Common stock issued for settlement of debt	-	191,418	-
Cancellation of common stock	-	1,200	-

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from August 24, 2010 (Inception) to November 30, 2010
SUCCESSOR

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, August 24, 2010	18,224,000	$18,224	1,980,000	$1,980	$4,127,321	$(3,774,650)	$372,875
Issuance of Common Stock on Sept. 9, 2010 for debt cancellation at $.51 per share	230,256	230	-	-	117,201	-	117,431
Issuance of Common Stock on Sept. 9, 2010 for debt cancellation at $.51 per share	135,026	135	-	-	68,728	-	68,863
Issuance of Common Stock on Sept. 9, 2010 for debt cancellation at $.51 per share	10,050	10	-	-	5,115	-	5,125
Retirement of shares on November 15, 2010	(1,200,000)	(1,200)	-	-	1,200	-	-
Issuance of Common Stock on November 16, 2010 for cash at $.40 per share	750,000	750	-	-	299,250	-	300,000
Net loss	-	-	-	-	-	(342,322)	(342,322)
Balances, November 30, 2010	18,149,332	$18,149	1,980,000	$1,980	$4,618,815	$(4,116,972)	$521,972

INCOMING, INC.
STATEMENT OF MEMBERS’ EQUITY
For the period from December 1, 2008 to August 23, 2010
PREDECESSOR

Members' equity at December 1, 2008	$272,743
Net loss	(266,593)
Members' equity at November 30, 2009	6,150
Net income	176,713
Members' equity at August 23, 2010	$182,863

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1	Nature and Continuance of Operations

Organization

Incoming, Inc. ("we" the "successor", the "company") was incorporated in Nevada on December 22, 2006. Our fiscal year end is November 30. On August 23, 2010, we acquired an existing biodiesel production facility in Lenoir, NC from North American Bio-Energies, LLC (“NABE”). NABE had December 31 as its fiscal year end. Successor company references herein are referring to consolidated information pertaining to Incoming, Inc., the registrant. Predecessor company references herein relate to North American Bio-Energies, LLC, the former owner and manager of the biodiesel production facility (doing business as Foothills Bio-Energies), and its operations at the facility located in Lenoir, North Carolina.

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of November 30, 2010, the Company has a working capital deficiency of $221,953, and has an accumulated deficit of $4,116,972. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated successor financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary NABE. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation – Predecessor

The accompanying predecessor financial statements have been prepared to present the statements of the financial position of NABE and statements of operations and cash flows of NABE for inclusion in the Company’s Form 10-K for purposes of complying with the rules and regulations of the SEC as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of NABE. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using NABE-specific information where available.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Revenue Recognition

Prior to August 23, 2010, Incoming, Inc’s revenues were generated from our activities related principally to fees paid to our former Chief Executive Officer in connection with various speaking engagements. Revenue from speaking engagement is recognized when the engagement is completed and the fee is realizable.

On August 23, 2010, Incoming acquired NABE, a biodiesel plant in Lenoir, North Carolina, and the Company’s operations were refocused 100% on biodiesel production and sales. Currently we derive the majority of our revenue from the sale of biodiesel and the sale of glycerin, a by-product from bio-diesel production.  Revenues from bio-diesel and glycerin sales are recognized when the product has been delivered and collectability is reasonably assured.

Accounts Receivable

Accounts receivable represent valid claims against customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review. Accounts receivable are written off when the account is deemed uncollectible.

Inventories

Inventories consist primarily of raw materials, work-in-process and production by-products that are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (which range from 5 to 40 years) using the straight-line method. Repair and maintenance expenditures, which do not result in improvements, are charged to expense as incurred.

Construction in Progress

Construction in progress is stated at cost, which includes the costs incurred to third parties for construction of plant assets. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at November 30, 2010 and 2009 represents plant assets under construction and prepayments on assets being purchased.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

Net Loss per Share

In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ACS") 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, FASB ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2010, and November 30, 2009.

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

Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3	Inventory

Inventories consisted of the following as of November 30, 2010 and 2009:

	2010	2009
Raw materials	$7,098	$17,924
Work in process	-	793
Finished goods	-	2,876
By-products	-	68,930
Total	$7,098	$90,523

Note 4	Tax Credit Receivable

The Company is considered a small agri-biodiesel producer and therefore is eligible for a biodiesel and renewable diesel fuels tax credit from its production of qualified agri-biodiesel. The amount of the tax credit is based upon the number of gallons of biodiesel sold for a given tax year. The estimated tax credit receivable as of November 30, 2010 and 2009 was $176,988 and $164,190. Tax credit amounts for 2010 and 2009 were $12,798 and $14,530, respectively, and are recorded as a reduction to the Company’s production costs.

Note 5	Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following as of November 30, 2010 and 2009:

	2010	2009
Plant and equipment (5-10 years)	$696,747	$293,684
Leasehold improvements (15-40 years)	13,699	7,866
Office equipment & software (3-5 years)	3,539	3,539
	713,985	305,089
Less: accumulated depreciation	(17,294)	(102,732)
Total	$696,691	$202,357

As of November 30, 2010 and 2009, NABE was in the process of paying third parties to construct a bio-diesel resin purification system and other bio-diesel production equipment. The amounts associated with these projects are included in construction in progress in the balance sheet.  NABE expects additional costs of $99,300 to be incurred over the next year for completion of these projects.  As of November 30, 2010 and 2009 the company had $222,700 and $271,478, respectively of construction in progress.

Note 6	Bank Line of Credit and Notes Payable

At November 30, 2009, the Predecessor had available a $250,000 revolving credit agreement with a BB&T. Interest was paid monthly at a variable rate of prime plus one percent (4.25 percent at November 30, 2009). On April 27, 2010, this line was modified into a five-year term loan with 59 monthly principal and interest installments of $4,805 with one final payment on April 25, 2015. The balances outstanding at November 30, 2010 and 2009 were $222,806 and $244,563, respectively.

In addition, the Predecessor had a variable rate term note, originally loaned in November of 2006,  payable to the same bank in monthly principal and interest installments of $2,125. Interest is payable monthly at a variable rate of prime plus 1 percent. This note matures on November 10, 2011 and is collateralized by accounts receivable, inventory, and various pieces of equipment.  The balance outstanding at November 30, 2010 and 2009 was $15,188 and $39,456, respectively.

Future maturities of long-term debt as of November 30, 2010 are as follows:

Year Ending November 30,	Amount
2011	$62,528
2012	49,886
2013	52,568
2014	55,396
2015	17,616
Total	$237,994

Note 7	Other Note Payable

On October 1, 2009, the Company borrowed $100,000 from a third party. The note had an origination fee of $25,000 and was originally due November 22, 2009. In November 2009, the origination fee was paid and the loan maturity was extended to February 1, 2010 in consideration for an additional $4,000 interest payment due at maturity.  During 2010, the Company repaid the loan in full.

Note 8	Related Party Transactions

a) On July 1, 2010, Mr. Andrew Befumo resigned as a director of the Company. The Company had previously been invoiced by Mr. Befumo’s firm, Befumo & Schaeffer, and had an outstanding balance of $13,897 as of November 30, 2010.  This amount is included in related party accounts payable in the accompanying consolidated balance sheet.

b) During the year ended November 30, 2010, the Company paid for certain expenses of 2outof5, Inc. (related party) for incorporation and other minor expenses. Two officers of the Company are the owners of 2outof5, Inc. As of November 30, 2010, the expenses had been repaid and the Company had no receivables due from 2outof5, Inc.

c) During the year ended November 30, 2009, the Predecessor received loan advances from Echols Oil Company (related party) totaling $97,500. As of November 30, 2010, the outstanding balance was $97,500. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols Oil Company.

d) On September 14, 2010, the Company entered into a loan agreement with Verde Brazil, Inc. to provide the Company with loans up to US $50,000. The terms of the loan call for an interest rate of 6% per annum. During the year ended November 30, 2010, the Company received $13,500. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is majority owner of Verde Brazil, Inc. On November 23, 2010, the Company repaid this loan in its entirety, no interest is owed.

e) On September 1, 2010, the Company entered into a loan agreement with 2outof5, Inc. to provide the Company with loans up to $10,000. The terms of the loan call for an interest rate of 6% per annum. During the year ended November 30, 2010, the Company received $2,000. Two officers of the Company are the owners of 2outof5, Inc. On November 17, 2010 the Company repaid this loan in its entirety, no interest is owed.

f) NABE sells a portion of its finished goods to and purchases product for processing from Verde Biofuels and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr.  During 2010 and 2009, sales to the related companies were $475,355 and $297,172, respectively.  During 2010, purchases from the related companies were $315,584.  As of November 30, 2010, the Company had outstanding receivables from these companies of $278,993 and outstanding payables of $50,704.  As of November 30, 2009, there were no receivables from or payables to these companies.

g) During fiscal 2009, the former president loaned the Company $110,010.  The loan incurred interest at 6% and had no specific terms of repayment.  During fiscal 2010, the former president individually and through Company’s he controls loaned the Company an additional $179,745 under similar terms.  During fiscal 2010, the former president agreed to forgive $50,000 of principal and $1,020 of accrued interest on these loans and was repaid $48,337.  The amount of principal and interest forgiven was recorded to additional paid-in capital.  On September 7, 2010, the Company settled the remaining outstanding notes payable to the former president and his affiliates by issuing common stock valued at $0.51 per share as follows:

Name	Shares	Debt Retired
Ephren Taylor	230,256	117,430
City Capital	135,026	68,863
Resilient Innovations	10,050	5,125
Total	375,332	191,418

Note 9	Acquisition of NABE

On August 23, 2010, Incoming, Inc. acquired North American Bio-Energies (“NABE”), a biodiesel plant in Lenoir, North Carolina, for 990,000 Class A common shares and 1,980,000 Class B common shares valued at $593,934 on the date of acquisition. NABE is engaged in the business of wholesaling biodiesel to distributors in the Southeast region of the United States; as well as selling glycerin (a biodiesel by-product) to refiners and manufacturers. The plant’s focus is on commercial grade biodiesel produced from virgin agri-based feedstock that meets the standards for biodiesel established by The American Society of Testing and Materials and adopted by the Environmental Protection Agency. NABE is the Company’s sole subsidiary. The purchase price allocation is summarized as follows:

Cost of the acquisition:	$593,934

Allocation of the purchase price:
Cash	$36,476
Accounts receivable	291,859
Prepaid expenses	18,472
Inventory	45,235
Tax credit receivable	176,988
Other assets	567
Property, plant and equipment, net	713,436
Construction in progress	194,200
Accounts payable	(526,104)
Accrued liabilities	(502)
Long-term debt	(259,193)
Related party debt	(97,500)
$593,934

On the date of acquisition, Incoming, Inc. determined that the fair value of the assets and liabilities acquired was more readily determinable than the fair value of the equity interests transferred and therefore used these values for the purchase price allocation. The fair value of the equity interests transferred was not readily determinable because (1) the Class A common shares are thinly traded and (2) there is no active market for the Class B common shares. Prior to the acquisition, Incoming, Inc. had de minimis operations. As a result, predecessor financial statements are provided in accordance with the Securities and Exchange Commission S-X Rule 8-02.  Because the Company had limited operating activity priot to the acquisition, no pro forma statements are provided.  In addition, as a result of the acquisition of NABE, the Company began its principal planned operations and therefore is no longer in the development stage.

The Company’s Form 10-Q/A for the quarterly period ended August 31, 2010 previously reported a preliminary purchase price of $975,914.  This preliminary purchase price included property, plant and equipment and construction in progress of $1,254,537.  This preliminary purchase price was based on an appraisal report that had been received in a prior year and therefore had not been updated for current values.  During preparation of this annual report, the Company received a completed third party appraisal of NABE’s property, plant and equipment and construction in progress as of the date of acquisition that concluded the fair value was $907,636.  Other reductions to the preliminary purchase price were due to new facts that became available subsequent to the filing of the Company’s Form 10-Q/A about the fair value of NABE’s inventory as of the date of acquisition.  As a result of the facts mentioned above, the Company has revised its purchase price to $593,934 as indicated in the table above.

Note 10	Equity Transactions

The following table details equity transactions of the Successor which occurred between November 30, 2009 and August 23, 2010 and are not included in the consolidated statement of stockholders’ equity:

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity (deficit)
Balances, November 30, 2009	10,764,000	$10,764	-	$-	$187,657	$(315,027)	$(116,606)
Forgiveness of debt by former director and related party	-	-	-	-	51,020	-	51,020
Forgiveness of related party payables	-	-	-	-	4,550	-	4,550
Issuance of Common Stock on July 1, 2010 for cash at $.50 per share	10,000	10	-	-	4,990	-	5,000
Issuance of Common Stock on July 1, 2010 for services at $.51 per share	3,200,000	3,200	-	-	1,628,800	-	1,632,000
Issuance of Common Stock on July 1, 2010 for services at $.51 per share	2,250,000	2,250	-	-	1,145,250	-	1,147,500
Issuance of Common Stock on July 1, 2010 for services at $.51 per share	1,000,000	1,000	-	-	509,000	-	510,000
Issuance of Common Stock on July 1, 2010 for services at $.51 per share	8,000	8	-	-	4,072	-	4,080
Issuance of Common Stock on July 1, 2010 for services at $.51 per share	2,000	2	-	-	1,018	-	1,020
Issuance of Common Stock on August 23, 2010 to purchase NABE at $.51 per share	990,000	990	-	-	503,910	-	504,900
Issuance of Common Stock on August 23, 2010 to purchase NABE at $.51 per share	-	-	1,980,000	1,980	87,054	-	89,034
Net loss	-	-	-	-	-	(3,459,623)	(3,459,623)
Balances, August 23, 2010	18,224,000	$18,224	1,980,000	$1,980	$4,127,321	$(3,774,650)	$372,875

During the twelve months ended November 30, 2010, Incoming, Inc. consummated the following equity transactions:

1.	Issued 375,332 Class A common shares for settlement of $191,419 of related party debt (see Note 8)
2.	Sold 750,000 Class A common shares and warrants to purchase 250,000 Class A common shares for $300,000. The warrants are exercisable immediately at $0.40 per share and expire on May 16, 2011.
3.	Issued 6,460,000 Class A common shares to officers and directors for services valued at $3,294,600
4.	Issued 990,000 Class A common shares and 1,980,000 Class B common shares valued at $593,934 to acquire NABE (see Note 9)
5.	1,200,000 Class A common shares were returned to the Company and cancelled
6.	Sold 10,000 Class A common shares for $5,000
7.	$55,570 of related party debt, accrued interest and payables were forgiven

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

Note 11	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During fiscal years 2010 and 2009, the post-acquisition Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward (Successor basis) is approximately $801,000 and $273,000 at November 30, 2010 and 2009 and will expire beginning in 2027.

At November 30, 2010 and 2009 deferred tax assets consisted of the following:

	2010	2009
Deferred tax assets
Net operating losses	$280,000	$96,000
Less: valuation allowance	(280,000)	(96,000)

Net deferred tax asset	$-	$-

Note 12	Major Customers and Vendors

During 2010, two related party customers accounted for 77% of total revenue, one related party vendor accounted for 73% of total cost of revenues and a third party vendor accounted for 13% of total cost of revenues.

During 2009, a related party customer accounted for 65% of total revenue and a third party customer accounted for 16% of total revenue.

Note 13	Grant Income

During 2009, the Predecessor received a grant from the State of North Carolina at completion of the majority of a project to reduce waste from vegetable oil storage. The maximum amount of the grant is $45,000 and the Predecessor received $29,760 during 2010 and $15,200 during 2009 for its work on the project.

During 2009, the Predecessor entered an agreement with a third party as a partner to reduce the impact to natural resources as a result of biodiesel production. The total grant portion to the Predecessor is $155,500 and Company received $90,071 during 2010 and $64,640 during 2009 from the third party for its completed work on the project.

Grant income is included in other income in the statement of operations.

Note 14	Subsequent Events

On December 21, 2010, the Company engaged Bauhaus Capital Partners, a company with offices in Spain and Brazil, for the purpose of equity fundraising and soliciting non-US investors for the Company’s proposed expansion into the Brazilian market. As part of the engagement, the Company has agreed to maintain a monthly expense account for Bauhaus of R$5,000 (five thousand Brazilian Reals). The terms of the agreement are for a period of 6 (six) months.

On January 14, 2011, the Company repaid $30,000 of the note payable to Echols Oil Company leaving a remaining balance of $67,500.

On January 24, 2011, the Company issued 375,000 Class A common shares for consulting services.

The Company filed a Certificate of Amendment to its Articles of Incorporation on March 3, 2011 to povide each hodler of Class B Common Stock with the right to convert, at the holder’s election, one share of Class B Common Stock into one share of Class A Common Stock.  The effective date of the Certificate of Amendment is March 17, 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 6, 2009, the Company engaged MaloneBailey, LLP as the Company’s independent registered public accounting firm. There has been no change in the Company’s accounting firm since that time.

At no time during the period that MaloneBailey has been the Company’s accounting firm have there been any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject matter of such disagreements in connection with its report on the Company’s financial statements.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2010. The Company has taken the steps described below to remediate such material weaknesses.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of November 30, 2010. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of November 30, 2010, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of November 30, 2010.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurring during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, cannot provide absoluter assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B. Other Information

At this time the Company has no other information to disclose.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our Company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell Jr.	55	CEO, Chairman
Victor AbiJaoudi II	29	President, COO, Director

R. Samuel Bell, Jr. Mr. Bell has served as a director of the Company since August 24, 2010. Previous experience includes: President and majority owner of Verde Bio Fuels, Inc. ("Verde"), a marketer and producer of biofuels, from 2006-present; President and owner of Fred H. Wood Oil Company, Inc. ("Wood Oil"), a fuel oil dealer, from 2004 to the present; President and owner of Echols Oil Company ("Echols Oil"), a fuel oil dealer, from 1997 to the present; and President and owner of Global Petroleum Services LLC ("Global"), an investment banking firm that specializes in the oil industry, from 1988 to the present. Verde, Echols Oil, Wood Oil, and Global are affiliates of the Company. Mr. Bell is also a member of the Executive Board for the South Carolina Petroleum Marketers Association and the Board of Directors for the National Oil-Heat Research Alliance. He also serves as an Executive Board Member, National PAC Chairman and Southeast Vice Chairman of the Petroleum Marketers of America Association. Mr. Bell attended Ferrum College where he pursued a degree in Business. Mr. Bell's experience in the biodiesel industry along with his other qualifications, skills and attributes led the Company to the conclusion that he should serve as a director of the Company in light of the Company's business. Mr. Bell devotes approximately 25 hours a week to fulfilling his duties as Chief Executive Officer and Chairman of the Board of Directors.

Victor AbiJaoudi II. Mr. AbiJaoudi has served as a director of the Company and our Chief Operating Officer since July 23, 2010. Previous experience includes: Founder and Brand Manager of Reset Creative, Inc., a creative marketing and production agency, from 2008 until July 2010; Engineer and Project Manager at Bad Boy Entertainment Worldwide, a multinational entertainment company, from 2005 to 2008; Founder and CEO of TradeMark Entertainment, LLC, an entertainment company, from 2002 to 2008; and Founder and CEO of Shao Studios, Inc., a new media design company, from 2002 to 2005. Mr. AbiJaoudi graduated in 2003 from Duke University with a degree in Economics. Mr. AbiJaoudi’s experience, qualifications, skills and attributes led the Company to the conclusion that he should serve as a director of the Company in light of the Company’s business.

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

Involvement in Certain Material Legal Proceedings During the Last Ten Years

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that has resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to SEC rules or regulations.

No family relationships exist among any of the executive officers, directors or director nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the rules and regulations of the SEC to furnish the Company with copies of all forms they file pursuant to Section 16(a). Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a):

Name	Date of Reporting Event	Required Filing Date	Date of Filing
Victor AbiJaoudi II	July 1, 2010(3) July 23, 2010(1)(2)	July 11, 2010 August 2, 2010	Form 3 filed on September 9, 2010 Form 4 filed on September 9, 2010
Yuri Nesterov			Not Filed
Elena Djar			Not Filed
Ephren W. Taylor II	September 1, 2009 (1))(2)	September 11, 2009	Form 3 filed on September 13, 2010
Jasmine Victoria	July 1, 2010(3) July 23, 2010(2)	July 11, 2010 August 2, 2010	Form 3 filed on September 9, 2010 Form 4 filed on September 9, 2010
Aaron West	July 31, 2009 (1))(2)(3)	August 10, 2009	Not Filed
Elaina Watley	July 31, 2009 (1))(2)(3)	August 10, 2009	Not Filed
Ephren W. Taylor II City Capital Corporation Resilient Innovations LLC(4)	September 10, 2009(3) October 20, 2009(3) July 1, 2010(3)	September 14, 2009 October 22, 2009 July 5, 2010	Form 4 filed on September 13, 2010

(1)	Date of appointment as a Director of the Company.
(2)	Date of appointment as an Executive Officer of the Company.
(3)	Date of issuance of shares of the Company’s Common Stock.
(4)	Filed as a group for purposes of Section 13(d) of the Securities Exchange Act of 1934

Code of Ethics

We have previously adopted a code of ethics that applies to our employees. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Audit Committee and Charter

Currently, we have no independent audit committee nor have we adopted an audit committee charter.  In lieu of an audit committee, our full Board of Directors assumes the responsibilities that would normally be those of an audit committee.  None of our directors or officers has the qualifications or experience to be considered an audit committee financial expert. We believe the cost related to retaining an audit committee financial expert at this time is prohibitive. Further, given our limited operations to date, we believe the services of an audit committee financial expert are not warranted.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. Other than the issuance of common stock to Mr. Taylor (former CEO and Director of the Company) as compensation for certain consulting services to the Company as well as in consideration for the receipt of his membership interests in NAPM, no other executive officer received total annual salary, bonus compensation, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation earnings in excess of $100,000.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ephren Taylor II, Former Chief Executive Officer and Director(1)	2009	-0-	-0-	5,000(2)	-0-	-0-	-0-	-0-	5,000
	2010	-0-	-0-	1,632,000(3)	-0-	-0-	-0-	-0-	1,632,000

Victor AbiJaoudi II, President, Chief Operating Officer, and Director	2009	-0-	-0-	2,500(4)	-0-	-0-	-0-	-0-	2,500
	2010	-0-	-0-	1,147,500(5)	-0-	-0-	-0-	-0-	1,147,500

___________________________________
(1) On September 7, 2010, Mr. Ephren Taylor tendered his resignation as the Company’s Chief Executive Officer and President and the Company’s Board of Directors accepted the resignation effective immediately. Effective on November 16th, 2010, the Board of Directors accepted the resignation of Mr. Taylor as Director of the Company.

(2) The Company previously issued Mr. Taylor (i) 250,000 shares of the Company's common stock on September 10, 2009 for certain consulting services to the Company and (ii) 250,000 shares of the Company's common stock on October 20, 2009 pursuant to the share exchange agreement with NAPM, for a total of 500,000 shares of the Company's Class A common stock. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.01 per share.

(3) The Company issued Mr. Taylor 3,200,000 shares of the Company's Class A common stock on July 1, 2010 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.51 per share.

(4) The Company previously issued Mr. AbiJaoudi 250,000 shares of the Company's Class A common stock on September 10, 2009 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.01 per share.

(5) The Company issued Mr. AbiJaoudi 2,250,000 shares of the Company's Class A common stock on July 1, 2010 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.51 per share.

Employment Agreements

We currently do not have employment agreements with any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended November 30, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.  We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended November 30, 2010 and currently no compensation arrangements are in place for the compensation of directors.

Compensation Committee

The Company does not currently have a compensation committee or adopted a compensation committee charter. The Board of Directors performs the required functions of a compensation committee, as permitted under applicable laws. Our management believes that it is premature to establish a compensation committee given our early stage of development. Our management will consider adopting a compensation committee charter and forming a compensation committee as circumstances warrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of February 22, 2011 based upon: (i) 18,524,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock
		Officers & directors
R. Samuel Bell, Jr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	CEO, Chairman of the Board	Class A Common Stock/ Class B Common Stock(1)	2,000,000/ 1,980,000	10.8%	100%

Victor AbiJaoudi II c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	COO, President and Director	Class A Common Stock	2,620,000	14.1%	--

All officers and directors as a group (2 total)		Class A Common Stock/ Class B Common Stock(1)	4.620,000/ 1,980,000	24.9%	100%

		5% Beneficial Owners
Aaron West 1635 N Cahuenga Blvd. Los Angeles, CA 90028		Class A Common Stock	3,000,000	16.2%	--

Elaina Watley 7225 Crescent Park West Apt. 210 Playa Vista, CA 90094		Class A Common Stock	1,500,000	8.1%	--

Jasmine Victoria c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Executive Vice President	Class A Common Stock	1,410,000	7.6%	--

Randy Dellinger 1002 College Ave. Lenoir, NC 28645		Class A Common Stock	990,000	5.3%	--

Ephren Taylor II PO Box 4668 #56297 New York, NY 10163-4668		Class A Common Stock	1,930,256	10.4%	-
_________________________

(1) In accordance with the terms of the Exchange Transaction, the holder of Class B Common Stock is entitled to two votes per share on all matters and votes with holders of Class A Common Stock together on all matters as one class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2010 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

On September 7, 2010, the Company terminated the loan agreement, by and between the Company and City Capital Corporation (CTCC.PK) (“City Capital”), dated November 6, 2009 (the “City Capital Agreement”), and issued a convertible promissory note in the original principal amount of $68,863 (the “City Capital Note”) to City Capital.  The original principal amount of the City Capital Note represents the outstanding loan balance (including accrued and unpaid interest thereon) under the City Capital Agreement.  The maturity date of the City Capital Note is September 7, 2012 and accrues simple interest at a rate of 6% per annum.  At the election of City Capital and at any time prior to the maturity date, the entire outstanding principal of, and accrued and unpaid interest on, the City Capital Note may be converted into shares of Class A Common Stock at a conversion price of $.51 per share.  On September 7, 2010, City Capital elected by written notice to convert the original principal amount of the City Capital Note into 135,026 shares of Class A Common Stock.

Ephren W. Taylor II (“Taylor”), the former CEO and director of the Company, is the former Chief Executive Officer and a director of City Capital.

On September 7, 2010, the Company terminated the loan agreement, by and between the Company and Resilient Innovations, LLC (“Resilient”), dated April 14, 2010 (the “Resilient Agreement”), and issued a convertible promissory note in the original principal amount of $5,125 (the “Resilient Note”) to Resilient.  The original principal amount of the Resilient Note represents the outstanding loan balance (including accrued and unpaid interest thereon) under the Resilient Agreement.  The maturity date of the Resilient Note is September 7, 2012 and accrues simple interest at a rate of 6% per annum.  At the election of Resilient and at any time prior to the maturity date, the entire outstanding principal of, and accrued and unpaid interest on, the Resilient Note may be converted into shares of Class A Common Stock at a conversion price of $.51 per share.  On September 7, 2010, Resilient elected by written notice to convert the original principal amount of the Resilient Note into 10,050 shares of Class A Common Stock.

Mr. Taylor is a limited liability company member of Resilient.

On September 7, 2010, the Company issued a convertible promissory note in the original loan amount of $117,430.30 (the “Taylor Note”) to Mr. Taylor in exchange for the termination of the existing loans payable to Mr. Taylor, which include: (i) the outstanding balance on the Fauria Note in the amount of $104,000, as assigned by Christian Fauria to Mr. Taylor; (ii) the loan made on August 31, 2009 to the Company in the amount of $5,000 to pay Yury Nesterov; (iii) the loan made on November 20, 2009 to the Company in the amount of $10 to pay Pentrose, LLC; and (iv) the loan made on November 30, 2009 to the Company in the amount of $5,000 to pay Befumo & Shaeffer, PLLC.  The “Fauria Note” refers to that certain Company promissory note dated November 25, 2009 issued to Christian Fauria in the original principal amount of $125,000, as amended by that certain extension of promissory note dated January 14, 2010.  The Company loans described in clauses (i) - (iv), inclusive, are collectively referred to herein as the “Taylor Loans.”

The original principal amount of the Taylor Note represents the outstanding principal balance (including accrued and unpaid interest thereon) under the Taylor Loans.  The maturity date of the Taylor Note is September 7, 2012 and accrues simple interest at a rate of 6% per annum.  At the election of Taylor and at any time prior to the maturity date, the entire outstanding principal of, and accrued and unpaid interest on, the Taylor Note may be converted into shares of Class A Common Stock at a conversion price of $.51 per share.  On September 7, 2010, Taylor elected by written notice to convert the original principal amount of the Taylor Note into 230,256 shares of Class A Common Stock.

In 2010, the Company’s subsidiary NABE sold $324,661 of product to Echols Oil Company. In the same period NABE sold $132,694 to Verde Biofuels Inc.  In addiion, Echols made an unsecured demand loand to the Company.  As of November 30, 2010, no payments had been made by the Company to Echols and the total amount outstanding is $97,500.  The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company and Verde Biofuels Inc.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by Malone Bailey LLP ("MB") and Ronald R. Chadwick P.C. ("RC") for fiscal years 2010 and 2009:

	MB	MB	RC
Audit Fees	61,106	16,000	6,460

Audit Related Fees

Tax Fees

All Other Fees

TOTAL	$61,106	$22,460	6,460

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly report on Form 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

PART IV

Item 15. Exhibits

	Exhibit No.	Description

(1)	3.1	Articles of Incorporation, as amended

(1)	3.2	Bylaws of Incoming, Inc.

(2)	3.3	Certificate of Amendment to the Articles of Incorporation, as filed with the Nevada Secretary of State on August 19, 2010

*	3.4	Form of Certificate of Amendment to the Articles of Incorporation to be effective March 17, 2011

(3)	4.1	Promissory Note issued by Incoming, Inc. to Christian Fauria, dated November 25, 2009, as amended by that certain extension of promissory note dated January 14, 2010

(4)	4.2	Note Modification Agreement by and between North American Bio-Energies, LLC and Branch Banking and Trust Company dated April 27, 2010

(4)	4.3	Note Modification Agreement by and between North American Bio-Energies, LLC and Branch Banking and Trust Company dated April 27, 2010

(2)	10.1	Second Amended and Restated Exchange Agreement by and among Incoming, Inc., North American Bio-Energies, LLC and the members of North American Bio-Energies, LLC, dated August 18, 2010

(2)	10.2	Exchange Agreement by and among Incoming, Inc., North American Bio-Energies, LLC and the members of North American Bio-Energies, LLC, dated June 18, 2010

(5)	10.3	Exchange Agreement by and among Incoming, Inc., North American Bio-Energies, LLC and the members of North American Bio-Energies, LLC, dated June 18, 2010

(2)	10.4	Loan Agreement by and between Incoming, Inc. and Ephren Taylor II, dated October 1, 2009

(2)	10.5	Loan Agreement by and between Incoming, Inc. and City Capital Corporation, dated November 6, 2009

(2)	10.6	Loan Agreement by and between Incoming, Inc. and Resilient Innovations, LLC, dated April 14, 2010

(4)	10.7	Lease Agreement by and between North American Bio-Energies, LLC and Neptune, Inc. dated April 1, 2007

*	23.1	Consent of William Roberts, PhD of North Carolina State University

*	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on June 30, 2008.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 24, 2010.
(3) Incorporated by reference to Amendment No. 1 to the Company's Current Report on Form 8-K filed on September 9, 2010.
(4) Incorporated by reference to Amendment No. 2 to the Company's Current Report on Form 8-K filed on November 19, 2010.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOMING, INC.

By:	/s/ R. Samuel Bell
R. Samuel Bell
Chairman and CEO

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Victor AbiJaoudi, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell	CEO and Chairman, Board of Directors	March 15, 2011
R. Samuel Bell	(Principal Executive Officer)
/s/ Victor AbiJaoudi	President, Chief Operating Officer and Director	March 15, 2011
Victor AbiJaoudi
/s/ Eric Norris	Vice President, Finance	March 15, 2011
Eric Norris	(Principal Financial Officer)