Form 10-Q/A
period 2010-08-31
Incoming, Inc.
filed 2011-05-09
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
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

EXPLANATORY NOTE

Incoming, Inc. (the “Company”) is filing this Amendment No.2 to its quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2010 (“Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010 (the “Original Form 10-Q”), to expand the original Form 10-Q Management Discussion and Analysis section to better describe and quantify underlying material activities that generate revenue variances between periods and to provde a more detailed analysis of the components of the statement of cash flows. The filing of this Form 10-Q/A will not be deemed an admission that the Original Form 10-Q, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.  Except as noted above, no information in the Original 10-Q has been changed.

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

Revenue
The Predecessor generated revenues of $338,116 for the period June 1, 2010 through August 23, 2010.  Revenue generated during the period was due primarily to an arrangement with a neighboring plant for purchasing off-specification product at deeply discounted rates and further refining the product to commercial grade (ASTM D6751) specifications.  The absence of affordable feedstock made this type of arrangement profitable; however, it is not likely that this arrangement will continue to be available. Of the total sales, approximately $305,000 was related to re-processed off-specification biodiesel with the balance attributable to the sale of de-methylated glycerin.

The Predecessor generated revenues of $543,211 for the period December 1, 2009 through August 23, 2010.  The bulk of the revenue generated during the period was associated with the sales associated with the period June 1, 2010 through August 23, 2010 (described above).  The balance of the sales during the period was attributable to sales of biodiesel produced through an arrangement with a local soy farmer (toll-blending).  Our plant received tolling revenue for converting the farmer’s soy oil into biodiesel.

On a post-merger basis, we generated $2,291 in revenues for the period August 24 through August 31, 2010. Revenue for the post-merger period was generated through the sale of de-methylated glycerin. Methanol was removed from glycerin that had been stored at the plant since being generated during 2009 production runs, which resulted in the de-methylated glycerin being available for sale.

During the three months ended August 31, 2009, the Predecessor generated $147,694 in revenues. For the period June 1, 2009 through August 31, 2009, the Predecessor’s revenues were derived primarily from the sale of toll-blended biodiesel products, and de-methylated glycerin.

During the nine months ended August 31, 2009, the Predecessor generated $296,799 in revenues. For the period December 1, 2008 through August 31, 2009, the Predecessor’s revenues were derived primarily from the sale of biodiesel products (including toll-blended biodiesel), methylated glycerin, and de-methylated glycerin.

Comparing the Predecessor’s activity for the three-month period ended August 23, 2010 to the three-month period ended August 31, 2009, there was an increase in revenue of $190,422 as the balance rose from $147,694 to $338,116.  The period-over-period increase was due in large part to selling more products. Considering period-over-period balances, biodiesel sales increased by approximately 94,000 gallons while sales of de-methylated glycerin increased by approximately 153,000 pounds. Offsetting the increased sales volumes was an approximate $0.70 per gallon decrease in the average market price for biodiesel.

Comparing the Predecessor’s activity for the nine-month period ended August 23, 2010 to the nine-month period ended August 31, 2009, there was an increase in revenue of $246,412 as the balance rose from $296,799 to $543,211. The period-over-period increase was due in large part to selling more biodiesel, sales of which increased by approximately 106,390 gallons. Offsetting the increased sales volumes was an approximate $0.20 per gallon decrease in the average market price for biodiesel. De-methylated glycerin sales experienced a decrease of approximately 59,300 pounds, but its selling price increased by $0.01 per pound.

Cost of Revenue
Cost of revenue for the Predecessor totaled $339,939 for the period June 1, 2010 through August 23, 2010.  For the same period, cost of revenue consists of labor, overhead, and material costs associated with re-processing off-specification biodiesel from neighboring plants.

Cost of revenue for the Predecessor totaled $454,787 for the period December 1, 2009 through August 23, 2010.  For the same period, cost of revenue consists of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs.

On a post-merger basis, our cost of revenue was $20,227 for the period August 24 through August 31, 2010. Cost of revenue for the August 24, 2010 through August 31, 2010 period was associated with an inventory revaluation resulting from period-end observations.

For the Predecessor’s prior three month period ended August 31, 2009, cost of revenue was $181,067 and consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs.

For the Predecessor’s prior nine month period ended August 31, 2009, cost of revenue was $332,430 and consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs.

Comparing the Predecessor’s activity for the three-month period ended August 23, 2010 to the three-month period ended August 31, 2009, there was an increase in cost of revenues of $158,872 as the balance rose from $181,067 to $339,939.  The period-over-period increase was due in large part to having produced more biodiesel. Considering period-over-period balances, the cost to produce biodiesel decreased by approximately $0.40 per gallon. This decrease was due primarily to advantageous purchasing and re-processing of distressed product. Glycerin, a co-product of the biodiesel production process, has no material cost assigned to it. The process for removing the methanol from the glycerin is captured as a cost of revenue. This cost of revenues increased $13,000 as the number of pounds being de-methylated increased by 153,000 pounds on a period-over-period basis. Period-over-period costs for utilities remained basically unchanged.

Comparing the Predecessor’s activity for the nine-month period ended August 23, 2010 to the nine-month period ended August 31, 2009, there was an increase in cost of revenues of $122,357 as the balance rose from $332,430 to $454,787. The period-over-period increase was due in large part to having produced more biodiesel. Considering period-over-period balances, the cost to produce biodiesel decreased by approximately $0.03 per gallon. This per-gallon decrease resulted from the offsetting effects of selling 73,600 fewer gallons of toll-blended products while selling 272,300 more gallons of biodiesel that was either produced in-house or re-processed from off-specification material. Glycerin, a co-product of the biodiesel production process, has no material cost assigned to it. The process for removing the methanol from the glycerin is captured as a cost of revenue. This cost of revenues decreased $7,500 as the number of pounds being de-methylated decreased by 59,300 pounds on a period-over-period basis. Considering the direct labor component of the period-over-period change, there was a decrease of approximately $34,000 due to fewer employees being utilized. Re-processing distressed product required fewer laborers than producing biodiesel through the normal production process. Period-over-period costs for utilities remained basically unchanged.

Depreciation
Depreciation expense for the Predecessor totaled $10,548 for the period June 1, 2010 through August 23, 2010.

Depreciation expense for the Predecessor totaled $33,565 for the period December 1, 2009 through August 23, 2010.

On a post-merger basis, depreciation expense was $959 for the period August 24 through August 31, 2010.

During the three months ended August 31, 2009, the Predecessor had a depreciation expense equal to $11,608.

During the nine months ended August 31, 2009, the Predecessor had a depreciation expense equal to $34,543.

Gross Profit
Gross profit for the Predecessor was a loss totaling ($12,371) for the period June 1, 2010 through August 23, 2010.  The primary reason for the gross profit loss during the period was depreciation. Biodiesel sold for approximately the same as the cost to produce during the period.

Gross profit for the Predecessor totaled $54,861 for the period December 1, 2009 through August 23, 2010 as biodiesel was selling for more than the cost to produce due to the advantageous arrangement for selling re-processed off-specification product from neighboring plants.

On a post-merger basis, gross profit was a loss of ($18,895) for the period August 24, 2010 through August 31, 2010. The loss during the post-merger period was primarily due to inventory valuation reduction resulting from the period-end inventory observation of methylated glycerin.

During the three months ended August 31, 2009, the Predecessor had a gross profit loss equal to ($44,981). The Predecessor’s gross profit loss for the three months ended August 31, 2009 was attributable to rising feedstock prices during a period of declining biodiesel market prices.

During the nine months ended August 31, 2009, the Predecessor had a gross profit loss equal to ($70,174). The Predecessor’s gross profit loss for the nine months ended August 31, 2009 was attributable to rising feedstock prices during a period of declining biodiesel market prices.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses for the Predecessor totaled $22,764 for the period June 1, 2010 through August 23, 2010.  During the same period, the Predecessor’s SG&A expenses were primarily comprised of payroll, professional fees associated with grant writing and research.

SG&A expenses for the Predecessor totaled $28,928 for the period December 1, 2009 through August 23, 2010.  During the period December 1, 2009 through August 23, 2010, the Predecessor’s SG&A expenses were primarily comprised of payroll, charges for re-permitting the biodiesel production facility in Lenoir, North Carolina, professional fees associated with grant writing and research, and one-time property rental charges.

On a post-merger basis, the Company had SG&A expenses of $25,065 for the period August 24 through August 31, 2010. SG&A expenses during the post-merger period were primarily associated with legal and accounting fees associated with the acquisition of NABE.

During the three months ended August 31, 2009, the Predecessor had SG&A expenses of $45,383. The primary contributors to the Predecessor’s prior year SG&A were payroll, consulting expenses paid to the prior owners, an inventory revaluation resulting from the decrease in biodiesel market price.

During the nine months ended August 31, 2009, the Predecessor had SG&A expenses of $119,587. The primary contributors to the Predecessor’s prior year SG&A were payroll, consulting expenses paid to the prior owners, an inventory revaluation resulting from the decrease in biodiesel market price, charges for re-permitting the biodiesel production facility in Lenoir, North Carolina, and rent expense on the property.

Comparing the Predecessor’s activity for the three-month period ended August 23, 2010 to the three-month period ended August 31, 2009, there was a decrease in SG&A expenses of $22,619 as the balance dropped from $45,383 to $22,764.  The period-over-period decrease was due in large part to rent paid to the landlord on the property leased for the biodiesel production facility in Lenoir, North Carolina. The landlord was late in presenting the rent bill, which is contractually agreed to be equal to the property tax on the facility. An adjusting entry for $21,100 had to be made during the period June 1, 2009 through August 31, 2009 to account for the rent. This entry was not present during the period June 1, 2010 through August 23, 2010. All other SG&A costs remained essentially unchanged on a period-over-period basis.

Comparing the Predecessor’s activity for the nine-month period ended August 23, 2010 to the nine-month period ended August 31, 2009, there was a decrease in SG&A expenses of $90,659 as the balance decreased from $119,587 to $28,928. The period-over-period decrease is primarily attributable to expenses incurred during the period ended August 31, 2009 that did not recur during the nine months ending August 23, 2010. The largest contributors to the period-over-period difference were an inventory revaluation ($40,600), taxes paid as rent to the landlord ($21,000), and re-permitting fees ($13,400).

Other Income
Other Income for the Predecessor totaled $27,332 for the period June 1, 2010 through August 23, 2010.  The primary source of the Other Income during the period was grant funding the Predecessor received from the North Carolina Department of Energy and Natural Resources and from the Carolina Land & Lakes Grant.

Other Income for the Predecessor totaled $117,942 for the period December 1, 2009 through August 23, 2010.  The primary source of the Other Income during the period was grant funding the Predecessor received from the North Carolina Department of Energy and Natural Resources and from the Carolina Land & Lakes Grant.

On a post-merger basis, the Company had Other Income of $7,137 for the period August 24 through August 31, 2010. The primary source of the Other Income for the post-merger Company was the sale of RIN-gallons (EPA-regulated, market-traded commodities generated during biodiesel production) and grant funding.

During the three months ended August 31, 2009, the Predecessor had Other Income of $27,000, which was associated with grant funding from the Carolina Land & Lakes Grant.

During the nine months ended August 31, 2009, the Predecessor had Other Income of $29,640, which was primarily associated with grant funding from the Carolina Land & Lakes Grant.

Interest Income
The Predecessor had no interest income for the period June 1, 2010 through August 23, 2010.

The Predecessor had no interest income for the period December 1, 2009 through August 23, 2010.

On a post-merger basis, the Company had interest income of $513 for the period August 24, 2010 through August 31, 2010.

During the three months ended August 31, 2009, the Predecessor had no interest income.

During the nine months ended August 31, 2009, the Predecessor had no interest income.

Interest Expense
Interest expense for the Predecessor was $2,456 for the period June 1, 2010 through August 23, 2010.

Interest expense for the Predecessor was $9,742 for the period December 1, 2009 through August 23, 2010.

On a post-merger basis, the Company had interest expense of $2,013 for the period August 24 , 2010 through August 31, 2010.

During the three months ended August 31, 2009, the Predecessor had interest expense of $3,817.

During the nine months ended August 31, 2009, the Predecessor had interest expense of $11,444.

Net Income (Loss)
Net income for the Predecessor was a loss of ($10,259) for the period June 1, 2010 through August 23, 2010.

Net income for the Predecessor was $134,133 for the period December 1, 2009 through August 23, 2010.

On a post-merger basis, the Company had a net loss of ($38,323) for the period June 1, 2010 through August 31, 2010.

During the three months ended August 31, 2009, the Predecessor had a net loss of ($67,181).

During the nine months ended August 31, 2009, the Predecessor had a net loss of ($171,565).

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan (1)	$21,352	21,352	-	-	-
Term loan (2)	234,596	46,425	100,467	87,704
Demand note - related party (3)	97,500	97,500	-	-	-

Total	$353,448	165,277	100,467	87,704	-
_______________________
(1) Variable rate term loan dated November 7, 2006 in the original principal amount of $100,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $2,125. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of August 31, 2010, the date of calculation, was five and a quarter percent (5.25%). This note matures on November 10, 2011, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on May 22, 2007, the date that Mr. Bell purchased the membership interests of two of the founding members of NABE. The modification occurred to remove the previous members of NABE as payors on the note and to include Mr. Bell as a payor. The proceeds from this note were used to purchase lab and processing equipment. The information presented regarding this term loan is as of August 31, 2010. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.2, which is incorporated herein by reference.

(2) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of August 31, 2010, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of August 31, 2010. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(3) Unsecured non-interest bearing demand loan payable to Echols Oil Company, Inc., a related party. For additional information regarding this loan, please refer to "Certain Relationships and Related Transactions and Director Independence." The information presented regarding this loan is as of August 31, 2010.

Liquidity and Capital Resources

Working Capital
	Post-Merger Successor As of August 31, 2010	Predecessor As of November 30, 2009
Current Assets	$613,717	$261,210
Current Liabilities	894,096	359,610

Working Capital Deficiency	(280,379)	(98,400)

Accumulated Deficit	(3,807,764)	91,416

Cash Flows
	Predecessor December 1, 2009 through August 23, 2010	Post-Merger Successor August 24, 2010 through August 31, 2010	Predecessor Nine months Ended August 31, 2009
Cash provided by (used in) operating activities	$124,542	$4,147	$(75,917)
Cash provided by (used in) investing activities	(63,900)	-	(27,396)
Cash provided by (used in) financing activities	(24,166)	(8,122)	79,066
Net increase (decrease) in cash	36,476	(3,975)	(24,247)

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

To August 31, 2010, the Company has funded its initial operations through the issuance of 20,204,000 shares of capital stock (18,224,000 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

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

Cash Provided By (Used In) Operating Activities

Prior to the Company’s acquisition of NABE, the Predecessor’s cash provided by operating activities totaled $124,542 during the period December 1, 2009 through August 23, 2010. For the Predecessor during the period December 1, 2009 through August 23, 2010, cash provided by operating activities was primarily derived from sales of biodiesel to related parties.

During the period August 24, 2010 through November 30, 2010, the post-merger Company’s cash provided by operating activities totaled $4,147. For the period August 24, 2010 through August 31, 2010, the post-merger Company’s cash provided by operating activities was primarily due to the sale of de-methylated glycerin to third parties.

During the nine months ended August 31, 2009, the Predecessor’s cash used in operating activities totaled $75,917.  For the nine months ended August 31, 2009, the Predecessor's cash used in operations was generally due to rising costs for feedstock and other raw materials associated with producing biodiesel.

Cash Provided By (Used In) Investing Activities

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in investing activities totaled S63,900 for the period December 1, 2009 through August 23, 2010. During the period December 1, 2009 through August 23, 2010, the Predecessor's cash used in investing activities was used make progress payments on a candle filter and further costs associated with the process chiller.

During the period August 24, 2010 through August 31, 2010, the post-merger Company had no investing activities.

During the nine months ended August 31, 2009, the Predecessor’s cash used in investing activities totaled $78,769.  For the nine months ended August 31, 2009, cash used in investing activities was used for the installation of a process chiller at our facility.

Cash Provided By (Used In) Financing Activities

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in financing activities totaled $24,166 for the period December 1, 2009 through August 23, 2010. During the period December 1, 2009 through August 23, 2010, the Predecessor's cash used in financing activities represented payments on debt obligations.

During the period August 24, 2010 through August 31, 2010, the post-merger Company’s cash used in financing activities totaled $8,122. For the period August 24, 2010 through August 31, 2010, the post-merger Company's cash used in financing activities represented payments on debt obligations.

During the nine months ended August 31, 2009, the Predecessor’s cash provided by financing activities totaled $79,066.  For the twelve months ended August 31, 2009, the Predecessor's cash provided by financing activities was primarily a result of borrowings from related parties.

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

May 6, 2011

INCOMING, INC.

	By:	/s/ Eric Norris
Eric Norris
VP, Finance
(Principal Financial Officer)

(On behalf of the registrant and as principal financial officer)