Form 10-Q
period 2011-03-31
Incoming, Inc.
filed 2011-05-23
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

As of May 23, 2011, there are 18,524,332 shares of Class A commons stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended November 30, 2010 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	SUCCESSOR March 31, 2011	SUCCESSOR December 31, 2010

ASSETS
Current Assets
Cash	$18,710	$191,272
Other receivable	25,533	12,435
Accounts receivable, related parties	275,656	278,968
Inventory	14,085	6,744
Tax credit receivable	176,988	176,988
Prepaid expenses	2,748	8,645
Other current assets	114	717
Total current assets	513,834	675,769

Property and equipment, net	680,424	696,109
Construction in progress	227,000	222,700
Total assets	$1,421,258	$1,594,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	681,329	688,186
Short term debt	55,534	60,662
Accrued liabilities	6,384	6,384
Accounts payable – related parties	72,052	71,601
Short term debt – related parties	67,500	97,500
Total current liabilities	882,799	924,333

Long-term debt	163,181	175,260
Total Liabilities	1,045,980	1,099,593

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 18,149,332 shares issued and outstanding and 18,524,332 shares issued and outstanding on 12/31/2010 and 3/31/2011, respectively	18,524	18,149
Class B – 1,980,000 shares issued and outstanding on 12/31/2010 and on 3/31/2011	1,980	1,980
Additional paid in capital	4,650,314	4,618,815
Retained earnings (accumulated deficit)	(4,295,540)	(4,143,959)
Total stockholders’ equity	375,278	494,985

Total liabilities and stockholders' equity	$1,421,258	$1,594,578

The figures presented in the statement above are unaudited for the period under consideration. The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	SUCCESSOR Three months ended March 31, 2011	PREDECESSOR Three months ended March 31, 2010	SUCCESSOR One month ended December 31, 2010
Revenue	$4,027	42,298	2,493
Revenue from related parties	50,944	48,733	-
Cost of revenue	77,846	56,173	12,768
Depreciation	15,353	11,704	5,815
Gross profit (loss)	(38,228)	23,154	(16,090)

Selling, General, and Administrative Expenses	134,519	24,369	13,253

Other income (expense)
Other income (expense)	23,654	-	1,829
Interest income	586	-	580
Interest expense	(3,074)	(3,632)	(53)
Total other income (expense)	21,166	(3,632)	2,356

Net Income (Loss)	$(151,581)	(4,847)	(26,987)

Net Income (Loss) per Share (Basic and Diluted)	$(0.01)	-	(0.00)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	18,409,749	-	18,149,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	-	1,980,000

The figures presented in the statement above are unaudited for the period under consideration. The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor Three months ended March 31, 2011	Predecessor Three months ended March 31, 2010	Successor One month Ended December 31, 2010
Cash Flows from operating Activities
Net loss	$(151,581)	$(4,847)	$(26,987)
Adjustments to reconcile net loss
to net cash provided by operations:
Stock based compensation	31,875	-	-
Depreciation	15,353	11,704	5,815
Changes in operating assets and liabilities
Accounts receivable	(13,099)	18,742	(2,820)
Accounts receivable – related party	3,312	-	25
Tax credit/other receivables	-	-	-
Prepaid expenses & other current assets	5,896	(425)	1,966
Inventory	(7,341)	(10,474)	354
Other assets	603	-	(150)
Accounts payable	(7,049)	(19,591)	(21,426)
Accounts payable – related party	451	-	6,549
Accrued expenses	-	-	(22,861)
Net cash provided by (used in) operating activities	(121,580)	(4,891)	(59,535)
Cash flows from investing activities
Proceeds from sale of fixed assets	-	2,477	-
Purchase of fixed assets	(3,774)	(1,260)	(4,729)
Net cash provided by (used in) investing activities	(3,774)	1,217	(4,729)
Cash flows from financing activities
Payments on related party debt	(30,000)	-	-
Borrowings on debt	-	5,437	-
Principal payments on debt	(17,208)	(5,998)	(2,071)
Net cash provided by (used in) financing activities	(47,208)	(561)	(2,071)
Net cash increase (decrease) for period	(172,562)	(4,235)	(66,335)
Cash at beginning of period	191,272	12,447	257,607
Cash at end of period	$18,710	$8,212	$191,272

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,074	3,632	53
Cash paid for income taxes	-	-	-

The figures presented in the statement above are unaudited for the period under consideration. The accompanying notes are an integral part of these financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1              Organization, and Summary of Significant Accounting Policies

Organization

We were incorporated in the state of Nevada on December 22, 2006.  During the first quarter of 2011, we changed our fiscal year end from November 30 to December 31. Changing the fiscal year-end to December 31 resulted in the Company having the same year end as its primary subsidiary, North American Bio-Energies, LLC (NABE). NABE is an existing biodiesel production facility in Lenoir, NC.

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

Basis of Presentation – Successor

The accompanying consolidated financial statements as of March 31, 2011 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management of Incoming, Inc. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the November 30, 2010 audited financial statements and notes thereto. The balance sheet at November 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2010.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year.

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

Note 2             Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2010, the Company had a working capital deficiency of $248,564, and had accumulated a deficit of $4,143,959.  As of March 31, 2011, the Company had a working capital deficiency of $368,965, and had accumulated a deficit of $4,295,540.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and 2,000,000 common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3	Change in Fiscal Year

On February 14, 2011, the Company’s Board of Directors approved the change of date of the Company’s fiscal year end from November 30th to December 31st.  In addition to the first quarter of fiscal year 2011, this Form 10-Q covers the transition period commencing December 1, 2010 and ending on December 31, 2010.  Notice of the Company’s election of a change in fiscal year was made on Form 8-K, which was filed on February 16, 2011.

Note 4	Related Party Transactions

On January 14, 2011, the Company repaid a portion of the note payable by its wholly owned subsidiary NABE to Echols Oil Company (“Echols”). The amount of the repayment was $30,000, which left a remaining balance of $67,500 that NABE owes to Echols. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols.

Note 5            Equity Transactions

During the three months ended March 31, 2011, Incoming, Inc. consummated the following equity transactions:

       1.   Issued 375,000 Class A Common shares in exchange for services valued at $31,875.

The Company amended its Articles of Incorporation on March 3, 2011 to provide each holder of Class B Common Stock with the right to convert, at the holder’s election, one share of Class B Common Stock into one share of Class A Common Stock. The effective date of the Certificate of Amendment was March 17, 2011.  The Company determined that the fair value of the Class B Common Stock did not exceed the fair value of the Class A Common Stock on the date of the amendment and therefore no additional value was given to the holders of the Class B Common Stock as a result of the amendment.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended November 30, 2010.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of March 31, 2011, the Company had a working capital deficiency of $368,965, and had an accumulated deficit of $4,295,540 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The Company has funded its initial operations through the issuance of capital stock and loans from the former director and related parties. Management plans to continue to provide for the Company’s capital needs through the issuance of common stock and through related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2010, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons.  Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors.  Currently, we are engaged in producing biodiesel and strategically purchasing biodiesel from other producers to meet commercial requirements.  We are also de-methylating glycerin created as a byproduct of the biodiesel production. Once the facility has accumulated sufficient de-methylated glycerin to make a full load, it is intended that the product will be sold to the market.

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

Our goal is to become the leading, diversified energy company with divisions in production, blending, marketing and distribution. We continue to pursue an acquisition plan that includes the expansion into Brazil’s renewable energy market. Government mandates, strong tax incentives and an auction-based selling platform make Brazil, in management’s view, a potentially profitable climate for clean energy.

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

Government incentives. The American Jobs Creation Act of 2004 provided for a biodiesel fuel credit of $1.00 to a biodiesel fuel blender for each gallon of biodiesel produced by the taxpayer and sold to another person. Our customers are biodiesel blenders who purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum and then our customers are reimbursed the $1.00 from the federal government. There is an additional $.10 per gallon tax credit for small producers (not to exceed 60 million gallons per year) using virgin vegetable oils and animal fats. Our facility has passed all necessary inspections and complied with the applicable regulations to be eligible for both programs.

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

In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress has extended this credit on multiple occasions, no assurance can be given that the tax incentive will be further extended by Congress.

Processing capacity. Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.  Production volume decreased in the first quarter due to the biodiesel tax credit expiring on December 31, 2009. As a result, the market price of biodiesel effectively increased by $1.00.  Profit margins were eliminated forcing management to pursue other revenue generating sources, such as, refining the glycerin stored at the Company’s facilities as well as purchasing off-specification product from neighboring plants.  As a result of the renewal of the biodiesel tax credit and with additional funding from investors, we expect our 2011 processing capacity to increase by a minimum of approximately 300%. Feedstock availability will certainly impact our ability to meet the increased production target.

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

General and administrative expenses consist of payroll for our plant manager and clerical staff in addition to professional fees, telephone, tax, and licenses and related fees.  Professional fees include independent accountants and legal advisors associated with operating as a public company.

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2011, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
On a post-acquisition basis, we generated $54,971 in revenues during the three months ended March 31, 2011. Revenue for the post-acquisition period was generated through the sale of biodiesel and wet methanol. All biodiesel produced during the quarter was sold to related parties for approximately $50,900. The remaining revenue was generated by selling wet methanol to third parties. Methanol that had been recovered during the glycerin de-methylating process had moisture content in excess of what could reasonably be used in the production process. NABE was able to sell the wet methanol to a company specializing in chemical distillation.

The Predecessor generated revenues of $91,031 for the three months ended March 31, 2010. Revenue generated during the period was due primarily to 1) re-processing distressed material, and 2) toll processing. Through an arrangement with a neighboring plant, we purchased off-specification product at deeply discounted rates and further refined the product to commercial grade (ASTM D6751) specifications. The absence of affordable feedstock made this type of arrangement profitable; however, it is not likely that this arrangement will continue to be available. Of the total sales, approximately $48,700 was related to re-processed off-specification biodiesel. The balance of the sales during the period was attributable to sales of biodiesel produced through an arrangement with a local soy farmer (toll-blending). Our plant received tolling revenue for converting the farmer’s soy oil into biodiesel.

During the one month period ended December 31, 2010, the Successor generated $2,493 in revenues. For the one month period ended December 31, 2010, the Successor’s revenues were derived from the sale of de-methylated glycerin. Crude glycerin, which is created as a by-product of the biodiesel reaction, contains trace amounts of methanol. Removing the methanol (“de-methylating”) results in a methanol suitable for sale on the open market.

Comparing the Successor’s activity for the three-month period ended March 31, 2011 to the Predecessor’s activity for the three-month period ended March 31, 2010, there was a decrease in revenue of $36,060 as revenue dropped from $91,031 to $54,971. The period-over-period decrease was due primarily to lack of available feedstock for producing biodiesel. Considering period-over-period balances, sales of toll-blended product were non-existent during the first quarter of 2011 while they had been approximately $42,300 during the first quarter of 2010. Also, no distressed product was purchased for re-work during the first quarter of 2011. All of the $54,971 in sales during the first quarter of 2011 was attributable to biodiesel that was created using virgin fats.

Cost of Revenue
On a post-acquisition basis, our cost of revenue was $77,846 during the three months ended March 31, 2011. For the same period, cost of revenue consists of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs.

Cost of revenue for the Predecessor totaled $56,173 for the three months ended March 31, 2010. For the same period, cost of revenue consisted of labor, overhead, and material costs associated with toll processing and with re-processing off-specification biodiesel from neighboring plants.

On a post-acquisition basis, our cost of revenue was $12,768 for the one month period ended December 31, 2010. Cost of revenue for the one month period ended December 31, 2010 was associated with minimal labor and overhead costs due to the lack of feedstock available for processing.

Comparing the Successor’s activity for the three-month period ended March 31, 2011 to the Predecessor’s activity for the three-month period ended March 31, 2010, there was an increase in cost of revenues of $21,673 as cost of revenues rose from $56,173 to $77,846. The period-over-period increase was due in large part to not having discounted off-specification product available for re-processing.

Considering period-over-period balances, the cost of raw feedstocks increased compared with the less expensive distressed material that was re-worked in the prior year. During the first quarter of 2011, pork fat cost approximately $3.38/gallon (based on a density of 7.5 lbs/gallon). For the same period in the prior year, distressed material was being purchased and re-conditioned at an average cost of approximately $2.20 per gallon. This increase in input cost directly impacted margins above the line. Offsetting the increased feedstock costs was a period-over-period decrease of approximately $4,100 in utility costs for the quarter. Hourly labor costs increased approximately $6,400 on a quarter-over-quarter basis as more work had to be performed on raw material compared with distress material.

Depreciation
On a post-acquisition basis, depreciation expense was $15,353 for the three months ended March 31, 2011.

Depreciation expense for the Predecessor totaled $11,704 for the three month period March 31, 2010.

Depreciation expense for the Successor totaled $5,815 for the period December 1, 2010 through December 31, 2010.

Gross Profit
On a post-acquisition basis, gross profit was a loss of ($38,228) for the three months ended March 31, 2011.

The primary reasons for the gross loss during the period included higher raw material costs, increased plant maintenance costs ($9,200) and the lack of distressed material that was available in the prior year.

Gross profit for the Predecessor totaled $23,154 for the three months ended March 31, 2010 as biodiesel was selling for more than the cost to produce due to the advantageous arrangement for selling re-processed off-specification product from neighboring plants.

During the one month period ended December 31, 2010, the Successor had a gross loss equal to ($16,090). The Successor’s gross profit loss for the one month period ended December 31, 2010 was attributable to part-time labor costs, utilities, and depreciation.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses for the Successor totaled $134,519 for the three month period ended March 31, 2011. During the first quarter of 2011, the Successor’s SG&A expenses were primarily comprised of payroll, professional fees associated filings for publicly traded companies ($39,000), fundraising fees ($5,400), and consulting fees ($62,500).

SG&A expenses for the Predecessor totaled $24,369 for the three months ended March 31, 2010. During the three months ended March 31, 2010, the Predecessor’s SG&A expenses were primarily comprised of payroll, accounting fees, and fees paid to an outside engineer for consulting services.

During the one month period ended December 31, 2010, the Successor had SG&A expenses of $13,253. The primary contributors to the Successor’s SG&A expenses for the one month period were payroll, consulting expenses paid to Bauhaus Capital Partners (fundraising group with presence in Brazil), and charges associated with filing associated with being a publicly traded company.

Comparing the Successor’s activity for the three-month period ended March 31, 2011 to the Predecessor’s activity for the three months ended March 31, 2010, there was an increase in SG&A expenses of $110,150 as SG&A rose from $24,369 to $134,519. The period-over-period increase was due in large part to expenses recognized as part of operating as a publicly traded company. During the first quarter of 2010, the Predecessor operated as a stand-alone biodiesel producer with no reporting requirements. For the first quarter of 2011, the post-acquisition Company is responsible for all charges associated with a public company that submits consolidated financial reports. All other SG&A costs remained essentially unchanged on a period-over-period basis.

Other Income (Expense)
On a post-acquisition basis, the Company had Other Income of $23,654 for the three months ended March 31, 2011. The source of the Other Income for the post-acquisition Company was the sale of RIN-gallons (EPA-regulated, market-traded commodities generated during biodiesel production) to third parties.

There was no Other Income for the Predecessor during the period January 1, 2010 through March 31, 2010.

Other Income for the Successor totaled $1,829 for the period December 1, 2010 through December 31, 2010. The source of the Other Income during the period was Rural Development Program grant funding provided by the USDA Biofuel Program.

Interest Income
On a post-acquisition basis, the Company had interest income of $586 for the three months ended March 31, 2011.

The Predecessor had no interest income for the three months ended March 31, 2010.

The Successor had interest income of $580 for the period December 1, 2010 through December 31, 2010.

Interest Expense
On a post-acquisition basis, the Company had interest expense of $3,074 for the three months ended March 31, 2011.

Interest expense for the Predecessor was $3,632 for the three months ended March 31, 2010.

Interest expense for the Successor was $53 for the period December 1, 2010 through December 31, 2010.

Net Income (Loss)
On a post-acquisition basis, the Company had a net loss of ($151,581) for the three months ended March 31, 2011.

Net loss for the Predecessor was ($4,847) for the three months ended March 31, 2010.

Net income for the Successor was a loss of ($26,987) for the period December 1, 2010 through December 31, 2010.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan (1)	$6,869	6,869	-	-	-
Term loan (2)	211,846	48,665	104,601	58,580
Demand note - related party (3)	67,500	67,500	-	-	-

Total	$286,215	123,034	104,601	58,580	-
_______________________

(1) Variable rate term loan dated November 7, 2006 in the original principal amount of $100,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $2,125. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of March 31, 2011, the date of calculation, was five and a quarter percent (5.25%). This note matures on November 10, 2011, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on May 22, 2007, the date that Mr. Bell purchased the membership interests of two of the founding members of NABE. The modification occurred to remove the previous members of NABE as payors on the note and to include Mr. Bell as a payor. The proceeds from this note were used to purchase lab and processing equipment. The information presented regarding this term loan is as of March 31, 2011. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.2, which is incorporated herein by reference.

(2) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of March 31, 2011, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of March 31, 2011. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(3) Unsecured non-interest bearing demand loan payable to Echols Oil Company, Inc., a related party. For additional information regarding this loan, please refer to "Certain Relationships and Related Transactions and Director Independence." The information presented regarding this loan is as of March 31, 2011.

Liquidity and Capital Resources

Working Capital
	Successor As of March 31, 2011	Predecessor As of March 31, 2010
Current Assets	$513,834	$324,684
Current Liabilities	882,799	413,209

Working Capital (Deficiency)	$(368,965)	$(88,525)

Accumulated Deficit	$(4,295,540)	$195,686

Cash Flows
	Successor Three Months Ended March 31, 2011	Predecessor Three Months Ended March 31, 2010	Successor One Month Ended December 31, 2010
Cash provided by (used in) operating activities	$(121,580)	$(4,891)	$(59,535)
Cash provided by (used in) investing activities	(3,774)	1,217	(4,729)
Cash provided by (used in) financing activities	(47,208)	(561)	(2,071)
Net increase (decrease) in cash	$(172,562)	$(4,235)	$(66,335)

As of March 31, 2011, our post-acquisition current assets totaling $513,834 consisted of cash, accounts receivable, inventory, tax credits receivable, other current assets and prepaid expenses.  Our post-acquisition accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $882,799 for the period ended March 31, 2011.  As a result, we had a working capital deficiency of $368,965.

Current assets for the Predecessor totaled $324,684 for the period ended March 31, 2010. Current liabilities for the Predecessor totaled $413,209 for the period ended March 31, 2010, which resulted in a working capital deficiency of $88,525.

Comparing the working capital deficiency at March 31, 2011 to the deficiency at March 31, 2010, there is an increase of $280,440 as the deficiency deepened from $88,525 to $368,965. The primary contributor to the overall decrease was the lack of available feedstock for operation and the legal and accounting fees incurred in association with being a listed company.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through related party borrowings and sales of common stock. If NABE is successful in obtaining an affordable feedstock supply, additional liquidity will be provided through sales of biodiesel. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. If the Company is able to successfully purchase an existing biodiesel production facility in Brazil, its operation will generate additional liquidity.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2011, the Company generated a gross loss of ($38,228) on sales of $54,971 over the same period. For the three months ended March 31, 2010, the Predecessor generated $23,154 in gross profit on sales of $91,031 over the same period.

As of March 31, 2011, NABE had outstanding balances on bank borrowings of $218,715, which originally totaled $350,000 when the loans were first executed. As of March 31, 2010, NABE had an outstanding balance of $37,474 on a single bank loan and another outstanding balance of $250,000 on a term loan that resulted from the conversion of its line of credit.

At March 31, 2011, NABE had an outstanding liability of $67,500 with a related party. Due to a payment made during the first quarter of 2011, this balance is $30,000 less than the March 31, 2010 balance of $97,500 due to the related party.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of March 31, 2011, the Company has issued 20,504,332 shares of capital stock (18,524,332 shares of Class A stock and 1,980,000 shares of Class B stock).

We expect to incur losses as the business expands. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or are unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Moreover, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Cash Provided By (Used In) Operating Activities

During the three months ended March 31, 2011, the post-acquisition Company’s cash used in operating activities totaled $121,580. For the quarter ended March 31, 2011, the post-acquisition Company’s cash used in operating activities was primarily associated with covering fixed costs in the face of reduced productivity and with making payments to service providers for work performed in connection with having a listed company.

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in operating activities totaled $4,891 during the period January 1, 2010 through March 31, 2010. For the Predecessor during the first quarter of 2010, cash used in operating activities was primarily attributable to selling biodiesel for slightly less than the costs associated with production.  During the period, market selling prices eroded in the face of feedstock prices that basically remained constant.

During the one month period ended December 31, 2010, the Successor’s cash used in operating activities totaled $59,535. For the one month ended December 31, 2010, the Successor's cash used in operations was generally due to making payments to service providers for work performed in connection with having a listed company and with making payments for reimbursable expenses to Bauhaus Capital Partners, the firm engaged to perform fund-raising on behalf of the Company.

Cash Provided By (Used In) Investing Activities

During the three months ended March 31, 2011, the post-acquisition Company’s cash used in investing activities totaled $3,774. For the quarter ended March 31, 2011, the post-acquisition Company’s cash used in investing activities was primarily related to capitalized costs associated with rental equipment used to install stainless steel settling tanks (settling tanks allow biodiesel and glycerin to separate naturally due to the density differential).

Prior to the Company’s acquisition of NABE, the Predecessor’s cash provided by investing activities totaled $1,217 during the period January 1, 2010 through March 31, 2010. For the Predecessor during the first quarter of 2010, cash provided by investing activities was the result of selling off storage totes that had previously held glycerin.

During the one month period ended December 31, 2010, the Successor’s cash used in investing activities totaled $4,729. For the one month ended December 31, 2010, the Successor's cash used in investing activities represented capitalized labor associated with the continued installation of a process chiller.

Cash Provided By (Used In) Financing Activities

During the three months ended March 31, 2011, the post-acquisition Company’s cash used in financing activities totaled $47,208. For the quarter ended March 31, 2011, the post-acquisition Company’s cash used in financing activities consisted of repaying $30,000 in related party debt, and making payments of $17,208 on long-term debt to third-party creditors.

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in financing activities totaled $561 during the period January 1, 2010 through March 31, 2010. For the Predecessor during the first quarter of 2010, cash used in financing activities represented payments on debt obligations offset by proceeds from borrowings.

During the one month period ended December 31, 2010, the Successor’s cash used in financing activities totaled $2,071. For the one month ended December 31, 2010, the Successor's cash used in financing activities was a result of making payments on debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2011.  We have identified the following material weaknesses in our internal control over financial reporting:

Lack of Independent Board of Directors and Audit Committee
Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not sufficient to justify the creation of such a committee at this time.  Management will periodically reevaluate this situation.

Lack of Segregation of Duties
Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of CEO*
32.1	Section 906 Certification of CEO*

    *filed herewith
    (1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOMING, INC.

	By:	/s/R. Samuel Bell, Jr
R. Samuel Bell, Jr., CEO
May 23, 2011