Form 10-Q/A
period 2011-03-31
Incoming, Inc.
filed 2011-07-05
CIK 1423325

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

EXPLANATORY NOTE

Incoming, Inc. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011 (“Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 23, 2011 (the “Original Form 10-Q”), to include corporate officer certifications that were omitted during the printing process. The filing of this Form 10-Q/A will not be deemed an admission that the Original Form 10-Q, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.  Except as noted above, no information in the Original 10-Q has been changed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of CEO*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of CEO*
32.2	Section 906 Certification of Principal Financial Officer*

    *filed herewith
    (1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 23, 2011
By:
INCOMING, INC.
/s/R. Samuel Bell, Jr
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/ Victor AbiJaoudi
Victor AbiJaoudi, President, Chief Operating Officer and Director

/s/ Eric Norris
Eric Norris, Vice President, Finance (Principal Financial Officer)