Form 10-Q
period 2011-06-30
Incoming, Inc.
filed 2011-08-16
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   [  ]      No   [X]

As of August 15, 2011, there are 27,524,332 shares of Class A commons stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended November 30, 2010 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	SUCCESSOR June 30, 2011	SUCCESSOR December 31, 2010

ASSETS
Current Assets
Cash	$13,232	$191,272
Accounts receivable	67,468	12,435
Accounts receivable, related parties	232,448	278,968
Inventory	35,422	6,744
Tax credit receivable	310,669	176,988
Prepaid expenses	14,308	8,645
Other current assets	100	717
Total current assets	673,647	675,769

Property and equipment, net	687,148	696,109
Construction in progress	227,000	222,700
Total assets	$1,587,795	$1,594,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	843,511	688,186
Short term debt	61,380	60,662
Accrued liabilities	6,592	6,384
Accounts payable – related parties	14,348	71,601
Short term debt – related parties	67,500	97,500
Total current liabilities	993,331	924,333

Long-term debt	147,598	175,260
Total Liabilities	1,140,929	1,099,593

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 19,024,332 and 18,149,332 shares issued and outstanding	19,024	18,149
Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	4,783,148	4,618,815
Accumulated deficit	(4,357,286)	(4,143,959)
Total stockholders’ equity	446,866	494,985

Total liabilities and stockholders' equity	$1,587,795	$1,594,578

The accompanying notes are an integral part of these unaudited financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	SUCCESSOR Three months ended June 30, 2011	PREDECESSOR Three months ended June 30, 2010	SUCCESSOR Six months ended June 30, 2011	PREDECESSOR Six months ended June 30, 2010	SUCCESSOR One month ended December 31, 2010
Revenue	$247,825	$37,105	$251,852	$39,058	$2,493
Renewable identification number sales	154,722	-	178,376	-	-
Revenue from related parties	34,727	290,615	85,671	379,693	-
Cost of revenue	(298,855)	(291,357)	(376,701)	(347,529)	(12,768)
Depreciation	(15,353)	(7,172)	(30,706)	(18,877)	(5,815)
Gross profit	123,066	29,191	108,492	52,345	(16,090)

Selling, General, and Administrative Expenses	232,438	19,762	366,957	24,981	13,253

Other income (expense)
Other income	49,878	4,500	49,878	4,500	1,829
Interest income	617	-	1,203	-	580
Interest expense	(2,869)	(3,656)	(5,943)	(7,288)	(53)
Total other income (expense)	47,626	844	45,138	(2,788)	2,356

Net Income (Loss)	$(61,746)	$10,273	$(213,327)	$24,576	$(26,987)

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$(0.00)	-	(0.01)	-	(0.00)
Net Income (Loss) per Class B Common Share (Basic and Diluted)	(0.03)	-	(0.11)	-	(0.00)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	18,640,999	-	18,527,457	-	18,149,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	-	1,980,000	-	1,980,000

The accompanying notes are an integral part of these unaudited financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor Six months ended June 30, 2011	Predecessor Six months ended June 30, 2010	Successor One month Ended December 31, 2010
Cash Flows from operating Activities
Net income (loss)	$(213,327)	$24,576	$(26,987)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations:
Stock based compensation	165,208	-	-
Depreciation	30,706	18,877	5,815
Changes in operating assets and liabilities
Accounts receivable	(55,033)	(233,598)	(2,820)
Accounts receivable – related party	46,520	-	25
Tax credit receivable	(133,681)	(12,798)	-
Prepaid expenses & other current assets	(5,663)	(20,438)	1,966
Inventory	(28,678)	(16,299)	354
Other assets	617	-	(150)
Accounts payable	155,325	254,092	(21,426)
Accounts payable – related party	(57,253)	-	6,549
Accrued expenses	14	893	(22,861)
Net cash provided by (used in) operating activities	(95,245)	15,305	(59,535)
Cash flows from investing activities
Purchase of fixed assets	(25,851)	(9,066)	(4,729)
Net cash provided by (used in) investing activities	(25,851)	(9,066)	(4,729)
Cash flows from financing activities
Payments on related party debt	(30,000)	-	-
Principal payments on debt	(26,944)	(15,031)	(2,071)
Net cash provided by (used in) financing activities	(56,944)	(15,031)	(2,071)
Net cash increase (decrease) for period	(178,040)	(8,792)	(66,335)
Cash at beginning of period	191,272	12,447	257,607
Cash at end of period	$13,232	$3,655	191,272

Cash paid for interest	$5,943	$7,288	53
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1	Organization, and Summary of Significant Accounting Policies

Organization

We were incorporated in the state of Nevada on December 22, 2006.  Our fiscal year end is December 31.

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

Basis of Presentation – Successor

The accompanying consolidated financial statements as of June 30, 2011 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management of Incoming, Inc. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the November 30, 2010 audited financial statements and notes thereto. The balance sheet at November 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2010.  Additionally, the Company changed its fiscal year end to December 31 during the first quarter of 2011. Results of operations during the one-month period covering the transition period (December 2010) are included in the Company’s Quarterly Report on Form 10-Q for  the period ended March 31, 2011. The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year.

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

Revenue Recognition – Renewable Identification Numbers (“RINs”)

As a means for ensuring renewable fuels were being blended with petroleum products for consumption in the United States, the Environmental Protection Agency (“EPA”) created a mechanism for holding obligated parties (refiners and importers) accountable.  This mechanism requires that obligated parties annually demonstrate they have met the EPA's minimum renewable fuel blending limits, which are established annually and referenced as the renewable volume obligation (“RVO”).  Companies demonstrate compliance with the RVO by accumulating and submitting RIN-gallons annually to the EPA.  RINs may be generated at renewable fuel production facilities and essentially function as commodities capable of being "separated" from the fuel and traded on an active market.

NABE typically transfers RINs to its customers at the time of biodiesel sale.  Transferring RINs takes place through the EPA Moderated Transaction System (“EMTS”).  It is through the EMTS that the EPA is ultimately capable of tracking the RIN transfer activity.  As RINs are separated from their respective gallons, they may be re-sold multiple times before finally arriving in the possession of an obligated party.  For those customers who do not wish to participate in the EPA's renewable fuel program, NABE offers the option for separating the RINs and handling all of the required EMTS administration.

Once RINs have been separate from biodiesel, NABE has the option of selling the commodities directly to obligated parties or selling them to brokers.  To date, all of NABE's RIN sales have been to brokers due to the smaller quantities that have been available.  Brokers will often aggregate RINs from multiple parties and then sell them to obligated parties.  RIN market values fluctuate daily and are readily determinable from online sources.  NABE offers buyers a 10-day return policy.   NABE recognizes revenue from sales of RINs after the parties have established a sales price, the RINs have been transferred to the buyer through the EMTS, the related revenue is deemed realizable and the return period has expired.

Note 2	Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2010, the Company had a working capital deficiency of $248,564, and had accumulated a deficit of $4,143,959.  As of June 30, 2011, the Company had a working capital deficiency of $319,684, and had accumulated a deficit of $4,357,286.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3	Change in Fiscal Year

On February 14, 2011, the Company changed its fiscal year end from November 30th to December 31st. In addition to the six months ended June 30, 2011 and 2010, this Form 10-Q covers the transition period commencing December 1, 2010 and ending on December 31, 2010.  Notice of the election of a change in fiscal year was made on Form 8-K, filed on February 16, 2011.

Note 4	Related Party Transactions

On January 14, 2011, the Company repaid $30,000 to Echols Oil Company (“Echols”), leaving a remaining balance of $67,500 still due. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols.

As of June 30, 2011, the Company owed $14,348 to certain officers and directors for expenses paid on behalf of the Company.

NABE sells a portion of its finished goods to Verde Bio Fuels and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the six months ended June 30, 2011, sales to the related companies were $85,671. As of June 30, 2011, the Company had outstanding receivables from these companies of $232,448.

Note 5	Equity Transactions

During the six months ended June 30, 2011, Incoming consummated the following equity transactions:

1.	Issued 375,000 Class Common shares in exchange for services valued at $31,875.

2.
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

3.
On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to a director with a fair value of $300,000.  250,000 of the shares vested immediately and 250,000 shares vest every 90 days through March 2012.  As of June 30, 2011, the Company had issued 500,000 Class A Common shares in conjunction with this grant and recognized $133,333 of stock-based compensation during the six months ended June 30, 2011.

Note 6	Subsequent Events

Related Party Transactions

Subsequent to June 30, 2011, the Company repaid $30,000 of the note payable owed by its wholly owned subsidiary NABE to Echols Oil Company (“Echols”) resulting in a remaining balance of $37,500. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols.

Equity Transactions

1.	On July 22, 2011, the Company issued 8,000,000 Class A Common shares in exchange for services valued at $880,000.

2.	On July 27, 2011, the Company issued 500,000 Class A Common shares to a director in conjunction with the share grant described in Note 5 above.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended November 30, 2010 and our transition period report included with our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of June 30, 2011, the Company had a working capital deficiency of $319,684, and had an accumulated deficit of $4,357,286 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons.  Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors.  Currently, we are engaged in producing biodiesel and strategically purchasing biodiesel from other producers to meet commercial requirements.  We are also de-methylating glycerin created as a byproduct of the biodiesel production. Once the facility has accumulated sufficient de-methylated glycerin to make full loads, it is intended that the product will be sold to the market.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is then tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. The recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue.

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

Our goal is to become the leading diversified energy company with divisions in production, blending, marketing and distribution. We continue to pursue an acquisition plan that includes the expansion into Brazil’s renewable energy market. Government mandates, strong tax incentives and an auction-based selling platform make Brazil, in management’s view, a potentially profitable climate for clean energy.

Major Performance Factors

Revenue

We derive the majority of our revenue from the sale of biodiesel and the balance is derived from the sale of glycerin. Revenue may be affected by the following factors:

- Price volatility of petroleum diesel;
- Government incentives;
- Processing capacity; and
- Market demand.

Price volatility of petroleum diesel. Biodiesel is primarily used in blends with petroleum diesel as heating oil and as a fuel for trucks, automobiles, and marine transportation. Biodiesel can be mixed at any level with petroleum diesel to create a biodiesel blend. Unlike ethanol, where engines need to be modified to handle blend ratios above 10%, biodiesel blends can be used in diesel engines without modifications. Petroleum diesel is a traded commodity and subject to daily pricing swings. The price that we can charge our customers for biodiesel needs to be competitive with the price of petroleum diesel fuel, regardless of our cost to produce.

Government incentives. The American Jobs Creation Act of 2004 provided for a biodiesel fuel credit of $1.00 to a biodiesel fuel blender for each gallon of biodiesel produced by the taxpayer and sold to another person. Our customers are biodiesel blenders who purchase the biodiesel from us at a price of $1.00 per gallon in excess of the market price of petroleum and then our customers are reimbursed the $1.00 per gallon from the federal government. There is an additional $0.10 per gallon tax credit for small producers (not to exceed 60 million gallons per year) using virgin vegetable oils and animal fats. Our facility has passed all necessary inspections and complied with the applicable regulations to be eligible for both programs.

The blender credit expired December 31, 2009 at the end of the tax year and was not renewed for the majority of calendar year 2010. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress has extended this credit on multiple occasions, no assurance can be given that the tax incentive will be further extended by Congress.

Processing capacity. Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.  Production volume decreased during 2010 due to the biodiesel tax credit expiring on December 31, 2009. As a result, the market price of biodiesel effectively increased by $1.00.  Profit margins were eliminated forcing management to pursue other revenue generating sources, such as, refining the glycerin stored at the Company’s facilities as well as purchasing off-specification product from neighboring plants.  As a result of the renewal of the biodiesel tax credit and with additional funding from investors, our 2011 processing capacity has increased significantly.  During the first six months of 2011, we have sold approximately 100,000 gallons of biodiesel.  Feedstock availability will certainly impact our ability to increase production throughout the remainder of the year.

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

The availability and pricing of feedstock. Our ability to produce or refine biodiesel from a variety of agri-based feedstocks allows us to shift production to the highest yielding feedstocks based on market prices. While this diversity limits exposure to volatile markets, feedstock remains the major cost of sales item and its fluctuation will have a material impact on our total cost. Transportation costs also affect the overall feedstock cost, but are minimized due to the location of our facility in North Carolina. There are readily available supplies of local feedstock materials including soy oil, canola oil, sunflower oil and animal (chicken and pork) fats. Competition with the food and animal feed industries may keep feedstock prices high even while biodiesel prices fall.

Operating efficiency of the production facility. Our onsite laboratory saves us significant time and expense during the biodiesel production and refining process.  It also allows us to ensure a high quality finished product.  All feedstocks are tested for quality and for their fatty acid levels upon receipt, allowing us to adjust the mix of catalysts and methanol in a quick and efficient manner. At multiple times during the refining process, additional samples are taken and tested for quality on site. The finished product is ultimately tested to ensure that it meets the ASTM-D6751 standards. With the frequency of testing needed, an onsite laboratory saves money and time that would have been spent sending samples off and waiting for results.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the six-month period ended June 30, 2011, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue, RIN sales and Revenue From Related Parties
On a post-acquisition basis, we generated $437,274 in revenues during the three months ended June 30, 2011. Revenue for the post-acquisition period was generated through biodiesel sales and through RIN sales. RIN-gallons are EPA-regulated, market-traded commodities generated during biodiesel production.  During the quarter, our biodiesel sales to third parties totaled approximately $247,824 and our sales to related parties amounted to $34,728. Sales of RINs to third parties totaled $154,722 for the quarter ended June 30, 2011. There were no sales of either glycerin or recovered methanol during the quarter.

The Predecessor generated revenues of $327,720 for the three months ended June 30, 2010. Revenue generated during the period was due primarily to 1) re-processing distressed material, 2) toll processing, and 3) glycerin sales. Through an arrangement with a neighboring plant, we purchased off-specification product at deeply discounted rates and further refined the product to commercial grade (ASTM D6751) specifications. The absence of affordable feedstock made this type of arrangement most practical. Of the total sales, approximately $294,400 was related to re-processed off-specification biodiesel. An additional $14,892 of revenue was generated during the period which was attributable to sales of biodiesel produced through an arrangement with a local soy farmer (toll-blending). Our plant received tolling revenue for converting the farmer’s soy oil into biodiesel. De-methylated glycerin (biodiesel production process by-product) sales totaled$18,428 for the three months ended June 30, 2011. Sales to third parties amounted to $37,105 while the remaining sales of $290,616 were made to related parties.

Comparing the Successor’s activity for the three-month period ended June 30, 2011 to the Predecessor’s activity for the three-month period ended June 30, 2010, there was an increase in revenue of $109,554 from $327,720 to $437,274. The period-over-period increase was due primarily to the sale of RINs during the current quarter. The Company had no RIN sales during the three months ended June 30, 2010. Biodiesel sales experienced a decline of approximately 52,000 fewer gallons sold during the second quarter of 2011 than during the second quarter of 2010. Slightly offsetting the impact of reduced sales was the fact that the selling price increased from an average of about $2.20 per gallon during the second quarter of 2010 to an average of about $3.15 per gallon during the second quarter of 2011. Considering period-over-period balances, sales of toll-blended product were non-existent during the second quarter of 2011 while they had been approximately $14,900 during the second quarter of 2010.

On a post-acquisition basis, we generated $515,899 in revenues during the six months ended June 30, 2011. Revenue for the post-acquisition period was generated through biodiesel sales, through RIN sales, and through the sale of wet methanol. During the six-month period, our biodiesel sales to third parties totaled approximately $251,852 and our sales to related parties amounted to $85,671. Sales of RINs to third parties totaled $178,376 for the six months ended June 30, 2011. Sales of wet methanol amounted to $6,527 during the six months ended June 30, 2011. There were no sales of glycerin during the first six months of 2011.

The Predecessor generated revenues of $418,751 for the six months ended June 30, 2010. Revenue generated during the period was due primarily to 1) re-processing distressed material, 2) toll processing, and 3) glycerin sales. Through an arrangement with a neighboring plant, we purchased off-specification product at deeply discounted rates and further refined the product to commercial grade (ASTM D6751) specifications. The absence of affordable feedstock made this type of arrangement most practical. Of the total sales, approximately $343,100 was related to re-processed off-specification biodiesel. An additional $57,190 of revenue was generated during the period which was attributable to sales of biodiesel produced through the toll-blending arrangement describe above. De-methylated glycerin (biodiesel production process by-product) sales totaled$18,427 for the six months ended June 30, 2011. Sales to third parties amounted to $39,058 while the remaining sales of $379,693 were made to related parties.

Comparing the Successor’s activity for the six-month period ended June 30, 2011 to the Predecessor’s activity for the six-month period ended June 30, 2010, there was an increase in revenue of $97,148 from $418,751 to $515,899. The period-over-period increase was due primarily to the sale of RINs during the first six months of 2011. The Company had no RIN sales during the six months ended June 30, 2010. Biodiesel sales experienced a decline of approximately 59,000 fewer gallons sold during the first half of 2011 than during the first half of 2010. Slightly offsetting the impact of reduced sales was the fact that the selling price increased from an average of about $2.20 per gallon for the six months ended June 30, 2010 to an average of about $3.25 per gallon for the six months ended June 30, 2011. Considering period-over-period balances, sales of toll-blended product were non-existent during the first half of 2011 while they had been approximately $57,190 during the first half of 2010.

Cost of Revenue
On a post-acquisition basis, our cost of revenue was $298,855 during the three months ended June 30, 2011. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $119,255 during the three months ended June 30, 2011.

Cost of revenue for the Predecessor totaled $291,357 for the three months ended June 30, 2010. For the same period, cost of revenue consisted of labor, overhead, and material costs associated with toll processing and with re-processing off-specification biodiesel from neighboring plants.

Comparing the Successor’s activity for the three-month period ended June 30, 2011 to the Predecessor’s activity for the three-month period ended June 30, 2010, there was an increase in cost of revenues of $7,498 as the cost of revenues rose from $291,357 to $298,855. The period-over-period increase was due in large part to not having discounted off-specification product available for re-processing.

On a post-acquisition basis, our cost of revenue was $376,701 during the six months ended June 30, 2011. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $119,255 during the six months ended June 30, 2011.

Cost of revenue for the Predecessor totaled $347,529 for the six months ended June 30, 2010. For the same period, cost of revenue consisted of labor, overhead, and material costs associated with toll processing and with re-processing off-specification biodiesel from neighboring plants.

Comparing the Successor’s activity for the six-month period ended June 30, 2011 to the Predecessor’s activity for the six-month period ended June 30, 2010, there was an increase in cost of revenues of $29,172 as the cost of revenues rose from $347,529 to $376,701. The period-over-period increase was due in large part to not having discounted off-specification product available for re-processing.

Depreciation
On a post-acquisition basis, depreciation expense was $15,353 for the three months ended June 30, 2011.

Depreciation expense for the Predecessor totaled $7,172 for the three month period June 30, 2010.

On a post-acquisition basis, depreciation expense was $30,706 for the six months ended June 30, 2011.

Depreciation expense for the Predecessor totaled $18,876 for the six month period ended June 30, 2010.

Gross Profit
On a post-acquisition basis, gross profit was $123,066 for the three months ended June 30, 2011.  The primary reason for the gross profit during the period was the sale of RINs to third parties. Another factor impacting gross profit was raw material costs, which have remained fairly stable at approximately $0.54 per pound, but have yielded finished product that had to be sold at a loss due to biodiesel market conditions.

Gross profit for the Predecessor totaled $29,191 for the three months ended June 30, 2010 as biodiesel was selling for more than the cost to produce due to the advantageous arrangement for selling re-processed off-specification product from neighboring plants.

On a post-acquisition basis, gross profit was $108,492 for the six months ended June 30, 2011.  The primary reason for the gross profit during the period was the sale of RINs to third parties. Another factor impacting gross profit was raw material costs, which have remained fairly stable at approximately $0.54 per pound, but have yielded finished product that had to be sold at a loss due to biodiesel market conditions.

Gross profit for the Predecessor totaled $52,345 for the six months ended June 30, 2010 as biodiesel was selling for more than the cost to produce due to the advantageous arrangement for selling re-processed off-specification product from neighboring plants.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses for the Successor totaled $232,438 for the three month period ended June 30, 2011. During the second quarter of 2011, the Successor’s SG&A expenses were primarily comprised of payroll, fundraising fees ($12,000), and consulting fees ($133,333).

SG&A expenses for the Predecessor totaled $19,762 for the three months ended June 30, 2010. During the three months ended June 30, 2010, the Predecessor’s SG&A expenses were primarily comprised of payroll, accounting fees, and fees paid to an outside engineer for consulting services.

Comparing the Successor’s activity for the three-month period ended June 30, 2011 to the Predecessor’s activity for the three months ended June 30, 2010, there was an increase in SG&A expenses of $212,676 as SG&A rose from $19,762 to $232,438. The period-over-period increase was due in large part to expenses recognized as the Company continued developing business opportunities in Brazil. Fundraising and consulting fees accounted for approximately $145,000 of the total SG&A expense for the quarter. All other SG&A costs remained essentially unchanged on a period-over-period basis.

SG&A expenses for the Successor totaled $366,957 for the six month period ended June 30, 2011. During the first half of 2011, the Successor’s SG&A expenses were primarily comprised of payroll, professional fees associated filings for publicly traded companies ($63,700), fundraising fees ($20,200), and consulting fees ($193,000).

SG&A expenses for the Predecessor totaled $24,981 for the six months ended June 30, 2010. During the six months ended June 30, 2010, the Predecessor’s SG&A expenses were primarily comprised of payroll, accounting fees, and fees paid to an outside engineer for consulting services.

Comparing the Successor’s activity for the six-month period ended June 30, 2011 to the Predecessor’s activity for the six months ended June 30, 2010, there was an increase in SG&A expenses of $341,976 as SG&A rose from $24,981 to $366,957. The period-over-period increase was due in large part to expenses recognized as part of operating as a publicly traded company and to expenses paid for business development and fundraising efforts. During the first half of 2010, the Predecessor operated as a stand-alone biodiesel producer with no reporting requirements. For the first half of 2011, the post-acquisition Company was responsible for all charges amounting to approximately $63,700, which were associated with a public company that submits consolidated financial reports. The Company continued developing business opportunities in Brazil. Fundraising and consulting fees accounted for approximately $213,400 of the total SG&A expense for the six months ended June 30, 2011. All other SG&A costs remained essentially unchanged on a period-over-period basis.

Other Income (Expense)
On a post-acquisition basis, the Company had Other Income of $49,878 for the three months ended June 30, 2011. The source of the Other Income for the post-acquisition Company was from funding provided by the North Carolina Green Business Fund Grant.

Other Income of $4,500 for the Predecessor during the period April 1, 2010 through June 30, 2010 was the result of funding from a North Carolina Department of Energy and Natural Resources grant.

On a post-acquisition basis, the Company had Other Income of $49,878 for the six months ended June 30, 2011. The source of the Other Income for the post-acquisition Company was from funding provided by the North Carolina Green Business Fund Grant.

Other Income of $4,500 for the Predecessor during the period January 1, 2010 through June 30, 2010 was the result of funding from a North Carolina Department of Energy and Natural Resources grant.

Interest Income
On a post-acquisition basis, the Company had interest income of $617 for the three months ended June 30, 2011.

The Predecessor had no interest income for the three months ended June 30, 2010.

On a post-acquisition basis, the Company had interest income of $1,203 for the six months ended June 30, 2011.

The Predecessor had no interest income for the six months ended June 30, 2010.

Interest Expense
On a post-acquisition basis, the Company had interest expense of $2,869 for the three months ended June 30, 2011.

Interest expense for the Predecessor was $3,656 for the three months ended June 30, 2010.

On a post-acquisition basis, the Company had interest expense of $5,943 for the six months ended June 30, 2011.

Interest expense for the Predecessor was $7,288 for the six months ended June 30, 2010.

Net Income (Loss)
On a post-acquisition basis, the Company had a net profit of $61,746 for the three months ended June 30, 2011.

Net profit for the Predecessor was $10,273 for the three months ended June 30, 2010.

On a post-acquisition basis, the Company had a net loss of ($213,327) for the six months ended June 30, 2011.

Net profit for the Predecessor was $24,576 for the six months ended June 30, 2010.

Debt Obligations and Commitments
Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan (1)	$99	99	-	-	-
Term loan (2)	208,879	61,281	104,882	42,716
Demand note - related party (3)	67,500	67,500	-	-	-

Total	$276,478	128,880	104,882	42,717	-
_______________________

(1) Variable rate term loan dated November 7, 2006 in the original principal amount of $100,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $2,125. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of June 30, 2011, the date of calculation, was five and a quarter percent (5.25%). This note matures on November 10, 2011, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on May 22, 2007, the date that Mr. Bell purchased the membership interests of two of the founding members of NABE. The modification occurred to remove the previous members of NABE as payors on the note and to include Mr. Bell as a payor. The proceeds from this note were used to purchase lab and processing equipment. The information presented regarding this term loan is as of June 30, 2011. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.2, which is incorporated herein by reference.

(2) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of June 30, 2011, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of June 30, 2011. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(3) Unsecured non-interest bearing demand loan payable to Echols Oil Company, Inc., a related party. For additional information regarding this loan, please refer to "Certain Relationships and Related Transactions and Director Independence." The information presented regarding this loan is as of June 30, 2011.

Liquidity and Capital Resources

Working Capital
	Successor As of June 30, 2011	Predecessor As of June 30, 2010
Current Assets	$673,647	$611,103
Current Liabilities	993,331	673,383

Working Capital (Deficiency)	$(319,684)	$(62,280)

Retained Earnings (Accumulated Deficit)	$(4,357,286)	$225,109

Cash Flows
	Successor Six Months Ended June 30, 2011	Predecessor Six Months Ended June 30, 2010
Cash provided by (used in) operating activities	$(95,245)	$15,305
Cash provided by (used in) investing activities	(25,851)	(9,066)
Cash provided by (used in) financing activities	(56,944)	(15,031)
Net increase (decrease) in cash	$(178,040)	$(8,792)

As of June 30, 2011, our post-acquisition current assets totaling $673,647 consisted of cash, accounts receivable, inventory, tax credits receivable, other current assets and prepaid expenses.  Our post-acquisition accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $993,331 for the period ended June 30, 2011.  As a result, we had a working capital deficiency of $319,684.

Current assets for the Predecessor totaled $611,103 for the period ended June 30, 2010. Current liabilities for the Predecessor totaled $673,383 for the period ended June 30, 2010, which resulted in a working capital deficiency of $62,280.

Comparing the working capital deficiency at June 30, 2011 to the deficiency at June 30, 2010, there is an increase of $257,404 as the deficiency deepened from $62,280 to $319,684. The primary contributors to the overall decrease were the legal and accounting fees incurred in association with being a listed company.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related party and through the sale of common stock.  NABE’s period-over-period sales have remained essentially the same comparing the first six months of 2011 to the first six months of 2010; however, Other Income has increased approximately $225,000 over the same period. This increase in Other Income is primarily attributable to RIN sales.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. If the Company is able to successfully partner with existing biodiesel production facilities in Brazil, the associated sales will generate additional liquidity.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended June 30, 2011, the Company generated a gross profit of $123,066 on sales of $437,274 over the same period. For the three months ended June 30, 2010, the Predecessor generated $29,191 in gross profit on sales of $327,720 over the same period.

As of June 30, 2011, NABE had outstanding balances on bank borrowings of $208,978, which originally totaled $350,000 when the loans were first executed. As of June 30, 2010, NABE had an outstanding balance of $25,423 on a single bank loan and another outstanding balance of $241,583 on a term loan that resulted from the conversion of its line of credit.

At June 30, 2011, NABE had an outstanding liability of $67,500 with a related party. Due to a payment made during the first quarter of 2011, this balance is $30,000 less than the June 30, 2010 balance of $97,500 that was owed to the related party.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of June 30, 2011, the Company has issued 21,004,332 shares of capital stock (19,024,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By (Used In) Operating Activities

During the six months ended June 30, 2011, the post-acquisition Company’s cash used in operating activities totaled $95,245. During the first six months of 2011, the post-acquisition Company’s cash used in operating activities was primarily associated with increasing receivables from the federal government on tax credits for biodiesel blending activities.  These receivables increased approximately $134,000.  Offsetting the increase in tax credit receivables was the recognition of approximately $165,000 in stock-based compensation for consulting services.

Prior to the Company’s acquisition of NABE, the Predecessor’s cash provided by operating activities totaled $15,305 during the period January 1, 2010 through June 30, 2010. For the Predecessor during the first six months of 2010, cash provided by operating activities was primarily attributable to profitably re-processing and selling out-of-specification biodiesel that had been purchased from neighboring plants.

Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2011, the post-acquisition Company’s cash used in investing activities totaled $25,851. For the first six months of 2011, the post-acquisition Company’s cash used in investing activities was primarily related to a plant-wide effort to improve operating efficiency by insulating equipment and piping at the biodiesel production facility in Lenoir, NC..

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in investing activities totaled $9,066 during the period January 1, 2010 through June 30, 2010. For the Predecessor during the first six months of 2010, cash used in investing activities was chiefly the result of making payments on filtration equipment, which was recorded as construction in progress.

Cash Provided By (Used In) Financing Activities

During the six months ended June 30, 2011, the post-acquisition Company’s cash used in financing activities totaled $56,944. For the six months ended June 30, 2011, the post-acquisition Company’s cash used in financing activities consisted of repaying $30,000 in related party debt, and making payments of $26,944 on long-term debt to third-party creditors.

Prior to the Company’s acquisition of NABE, the Predecessor’s cash used in financing activities totaled $15,031 during the period January 1, 2010 through June 30, 2010. For the Predecessor during the first six months of 2010, cash used in financing activities represented payments on long-term debt obligations to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2011.  We have identified the following material weaknesses in our internal control over financial reporting:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of CEO*
31.2	Section 302 Certification of Principal Financial Officer *
32.1	Section 906 Certification of CEO*
32.2	Section 906 Certification of Principal Financial Officer*

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2011
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/ Victor AbiJaoudi
Victor AbiJaoudi, President, Chief Operating Officer and Director

/s/ Eric Norris
Vice President, Finance(Principal Financial Officer)