Form 10-Q
period 2011-09-30
Incoming, Inc.
filed 2011-11-21
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

As of October 31, 2011, there are 28,274,332 shares of Class A commons stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2010 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	SUCCESSOR September 30, 2011	SUCCESSOR December 31, 2010

ASSETS
Current Assets
Cash	$153,770	$191,272
Accounts receivable	125,162	12,435
Accounts receivable, related parties	321,676	278,968
Inventory	81,000	6,744
Tax credit receivable	39,574	—
Prepaid expenses	12,241	8,645
Other current assets	100	717
Total current assets	733,523	498,781

Property and equipment, net	682,856	696,109
Construction in progress	227,000	222,700
Tax credit receivable	201,054	176,988
Total assets	$1,844,433	$1,594,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	874,566	688,186
Short term debt	55,727	60,662
Accrued liabilities	6,590	6,384
Accounts payable – related parties	14,348	71,601
Short term debt – related parties	10,000	97,500
Total current liabilities	961,231	924,333

Long-term debt	135,085	175,260
Total Liabilities	1,096,316	1,099,593

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 28,024,332 and 18,149,332 shares issued and outstanding	28,024	18,149
Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	5,954,147	4,618,815

Accumulated deficit	(5,236,034)	(4,143,959)
Total stockholders’ equity	748,117	494,985

Total liabilities and stockholders’ equity	$1,844,433	$1,594,578

The accompanying notes are an integral part of these unaudited financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30			Nine Months Ended September 30
	Predecessor July 1, 2010 Through August 23, 2010	Successor August 24, 2010 Through September 30, 2010	Successor July 1, 2011 Through September 30, 2011	Predecessor January 1, 2010 Through August 23, 2010	Successor August 24, 2010 Through September 30, 2010	Successor January 1, 2011 Through September 30, 2011	Successor One month ended December 31, 2010

Revenue	$23,372	13,155	377,787	62,159	13,155	629,637	2,493
Renewable identification number sales	—	6,039	350,618	—	6,039	528,993	—
Revenue from related parties	—	—	97,425	379,964	—	183,097	—
Cost of revenue	(42,346)	(24,289)	(657,715)	(366,712)	(24,289)	(1,034,415)	(12,768)
Depreciation	(7,402)	(6,339)	(15,353)	(34,899)	(6,339)	(46,059)	(5,815)
Gross profit	(26,376)	(11,434)	152,762	40,512	(11,434)	261,253	(16,090)

Selling, General, and Administrative Expenses	1,697	43,623	1,052,350	95,794	43,623	1,419,322	13,253

Other income (expense)
Other income (expense)	41,641	1,098	24,916	46,141	1,098	74,794	1,829
Interest income	—	1,057	—	—	1,057	1,203	580
Interest expense	(1,241)	(3,156)	(4,076)	(8,529)	(3,156)	(10,003)	(53)
Total other income (expense)	40,400	(1,001)	20,840	37,612	(1,001)	65,994	2,356

Net Income (Loss)	$12,327	(56,058)	(878,748)	(17,670)	(56,058)	(1,092,075)	(26,987)

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$—	(0.00)	(0.03)	—	(0.00)	(0.05)	(0.00)
Net Income (Loss) per Class B Common Share (Basic and Diluted)	—	(0.03)	(0.44)	—	(0.03)	(0.55)	(0.01)

Weighted Avg. Number of Class A Common Shares Outstanding (Basic and Diluted)	—	18,431,420	25,749,607	—	18,431,420	20,945,518	18,149,332
Weighted Avg. Number of Class B Common Shares Outstanding (Basic and Diluted)	—	1,980,000	1,980,000	—	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	Successor January 1, 2011 Through September 30, 2011	Predecessor January 1, 2010 Through August 23, 2010	Successor August 24, 2010 Through September 30, 2010	Successor One month Ended December 31, 2010

Cash Flows from Operating Activities
Net income (loss)	$(1,092,075)	$(17,670)	$(56,058)	$(26,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Stock based compensation	1,145,207	—	—	—
Depreciation	46,059	34,899	6,339	5,815
Changes in operating assets and liabilities
Accounts receivable	(112,726)	76,513	13,166	(2,820)
Accounts receivable – related party	(42,708)	(287,268)	(14,344)	25
Tax credit receivable	(63,640)	(12,798)	—	—
Prepaid expenses & other current assets	(3,596)	(18,473)	3,784	1,966
Inventory	(74,257)	33,786	(68,790)	354
Other assets	617	(567)	—	(150)
Accounts payable	186,380	230,046	134,267	(21,426)
Accounts payable – related party	(57,253)	35,149	(44,497)	6,549
Accrued expenses	12	(2,327)	983	(22,861)

Net cash provided by (used in) operating activities	(67,980)	71,290	(25,150)	(59,535)
Cash flows from Investing activities
Purchase of fixed assets	(36,912)	(22,434)	—	(4,729)
Net cash provided by (used in) investing activities	(36,912)	(22,434)	—	(4,729)
Cash flows from Financing activities
Proceeds from sale of stock	200,000	—	—	—
Proceeds from debt	—	5,437	—	—
Payments on related party debt	(87,500)	—	—	—
Principal payments on debt	(45,110)	(30,264)	(10,170)	(2,071)

Net cash provided by (used in) financing activities	67,390	(24,827)	(10,170)	(2,071)
Net cash increase (decrease) for period	(37,502)	24,029	(35,320)	(66,335)
Cash at beginning of period	191,272	12,447	39,175	257,607

Cash at end of period	$153,770	36,476	3,855	191,272

Cash paid for interest	$10,003	8,529	2,225	53
Cash paid for income taxes	—	—	—	—
Common stock issued for settlement of debt	—	—	191,419	—

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

Reclassifications

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Consolidation

The accompanying consolidated successor financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary North American Bio-Energies, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation – Successor

The accompanying consolidated financial statements as of September 30, 2011 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management of Incoming, Inc. (the “Company”, “us”, “our”, or “we”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the November 30, 2010 audited financial statements and notes thereto. The balance sheet at November 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2010. Additionally, the Company changed its fiscal year end to December 31 during the first quarter of 2011. Results of operations during the one-month period covering the transition period (December 2010) are included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011. The results of operations for the three-month period and nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year.

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

Revenue Recognition – Renewable Identification Numbers (“RINs”)

As a means for ensuring renewable fuels were being blended with petroleum products for consumption in the United States, the Environmental Protection Agency (“EPA”) created a mechanism for holding obligated parties (refiners and importers) accountable. This mechanism requires that obligated parties annually demonstrate they have met the EPA’s minimum renewable fuel blending limits, which are established annually and referenced as the renewable volume obligation (“RVO”). Companies demonstrate compliance with the RVO by accumulating and submitting RIN-gallons annually to the EPA. RINs may be generated at renewable fuel production facilities and essentially function as commodities capable of being “separated” from the fuel and traded on an active market.

NABE typically transfers RINs to its customers at the time of biodiesel sale. Transferring RINs takes place through the EPA Moderated Transaction System (“EMTS”). It is through the EMTS that the EPA is ultimately capable of tracking the RIN transfer activity. As RINs are separated from their respective gallons, they may be re-sold multiple times before finally arriving in the possession of an obligated party. For those customers who do not wish to participate in the EPA’s renewable fuel program, NABE offers the option for separating the RINs and handling all of the required EMTS administration.

Once RINs have been separate from biodiesel, NABE has the option of selling the commodities directly to obligated parties or selling them to brokers. To date, all of NABE’s RIN sales have been to brokers due to the smaller quantities that have been available. Brokers will often aggregate RINs from multiple parties and then sell them to obligated parties. RIN market values fluctuate daily and are readily determinable from online sources. NABE offers buyers a 10-day return policy. NABE recognizes revenue from sales of RINs after the parties have established a sales price, the RINs have been transferred to the buyer through the EMTS, the related revenue is deemed realizable and the return period has expired.

Note 2	Going Concern

These financial statements have been prepared on a going concern basis. As of December 31, 2010, the Company had a working capital deficiency of $248,564, and had accumulated a deficit of $4,143,959. As of September 30, 2011, the Company had a working capital deficiency of $227,708, and had accumulated a deficit of $5,236,034. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3	Change in Fiscal Year

On February 14, 2011, the Company changed its fiscal year end from November 30th to December 31st. In addition to the nine months ended September 30, 2011 and 2010, this Form 10-Q covers the transition period commencing December 1, 2010 and ending on December 31, 2010. Notice of the election of a change in fiscal year was made on Form 8-K, filed on February 16, 2011.

Note 4	Related Party Transactions

During the first nine months of 2011, the Company repaid $87,500 to Echols Oil Company (“Echols”), leaving a remaining balance of $10,000 still due. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols.

NABE sells a portion of its finished goods to Verde Bio Fuels and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the nine months ended September 30, 2011, sales to the related companies were $183,097. As of September 30, 2011, the Company had outstanding receivables from these companies of $321,676.

Note 5	Equity Transactions

During the nine months ended September 30, 2011, Incoming consummated the following equity transactions:

1.	Issued 375,000 Class A Common shares in exchange for services valued at $31,875 during January, 2011.

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

3.
On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to a director with a fair value of $300,000. 250,000 of the shares vested immediately and 250,000 shares vest every 90 days through March 2012. As of September 30, 2011, the Company had issued 1,000,000 Class A Common shares in conjunction with this grant and recognized $233,332 of stock-based compensation during the nine months ended September 30, 2011.

4.	On July 22, 2011, the Company issued 8,000,000 Class A Common shares in exchange for services valued at $880,000.

5.	On August 22, 2011, the Company sold 500,000 Class A Common shares for $200,000.

Note 6	Subsequent Events

Equity Transactions

1.
On October 18, 2011, the Company sold 250,000 Class A Common shares and warrants to purchase 250,000 Class A common shares in exchange for $100,000. The warrants are exercisable immediately at $0.40 per share and expire on April 18, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This section of the report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of September 30, 2011, the Company had a working capital deficiency of $227,708, and had an accumulated deficit of $5,236,034 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

We do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to November 30, 2010, indicating substantial doubt regarding our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. Currently, we are engaged in producing biodiesel and strategically purchasing biodiesel from other producers to meet commercial requirements. We are also selling glycerin that is created as a byproduct of the biodiesel production process. Once the facility has accumulated sufficient glycerin to make full loads, it is intended that the product will be sold to the market.

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

Major Performance Factors

Revenue

We derive the majority of our revenue from the sale of biodiesel and the balance is derived from the sale of glycerin. Additional revenue may be generated from selling RINs, when available. Revenue may be affected by the following factors:

- Price volatility of petroleum diesel;
- Price volatility of RINs;
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

Price volatility of RINs. Under certain circumstances, the EPA allows producers to separate RINs from the biodiesel to which it was initially assigned. The production facility in Lenoir, NC has successfully registered with EPA to generate RINs (type: D-Code = 4) along with the biodiesel it produces. For those RINs that NABE is able to separate and sell, the selling price is subject to factors affecting the RIN market, which performs much like a commodity market with daily price swings.

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

Processing capacity. Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009. Production volume decreased during 2010 due to the biodiesel tax credit expiring on December 31, 2009. As a result, the market price of biodiesel effectively increased by $1.00. Profit margins were eliminated forcing management to pursue other revenue generating sources, such as, refining the glycerin stored at the Company’s facilities as well as purchasing off-specification product from neighboring plants. As a result of the renewal of the biodiesel tax credit and with additional funding from investors, our 2011 processing capacity has increased significantly. During the first nine months of 2011, we have sold approximately 252,000 gallons of biodiesel. Feedstock availability will certainly impact our ability to increase production throughout the remainder of the year.

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

General and administrative expenses consist of payroll for our plant manager and clerical staff in addition to professional fees, stock based compensation, telephone, tax, and licenses and related fees. Professional fees include independent accountants and legal advisors associated with operating as a public company.

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period and nine-month period ended September 30, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue, RIN sales and Revenue From Related Parties
The Predecessor generated revenues of $23,372 during the period July 1, 2010 through August 23, 2010. Revenue generated during the period was due primarily to toll processing and to glycerin sales. Of the total revenue, $6,555 was attributable to sales of biodiesel produced through an arrangement with a local soy farmer (toll-blending). Our plant received tolling revenue for converting the farmer’s soy oil into biodiesel. De-methylated glycerin (biodiesel production process by-product) sales totaled $16,817 for the period under consideration.

The Successor generated $19,194 in revenues during the period August 24, 2010 through September 30, 2010. Revenue for the post-acquisition period was generated through biodiesel and glycerin sales and through RIN sales. RIN-gallons are EPA-regulated, market-traded commodities generated during biodiesel production. During the quarter, our biodiesel sales to third parties totaled approximately $3,537. De-methylated glycerin sales accounted for $9,618 of Revenue. Sales of RINs to third parties totaled $6,039 for the period August 24, 2010 through September 30, 2010.

The Successor generated revenues of $825,830 during the period July 1, 2011 through September 30, 2011. Revenue for the post-acquisition period was generated through biodiesel sales, through RIN sales, and through the sale of methylated glycerin. During the period under consideration, our biodiesel sales to third parties totaled approximately $366,334 and our sales to related parties amounted to $97,425. Sales of RINs to third parties totaled $350,618 for the period July 1, 2011 through September 30, 2011. Sales of methylated glycerin amounted to $11,453 during the period July 1, 2011 through September 30, 2011.

Comparing the Successor’s activity for the period July 1, 2011 through September 30, 2011 to the Predecessor’s and Successor’s activity for the period July 1, 2010 through September 30, 2010, there was an increase in revenue of $783,264 from $42,566 to $825,830. The period-over-period increase was due primarily to increased biodiesel sales and the sale of RINs. Biodiesel sales experienced an increase of approximately 146,300 gallons sold during the period July 1, 2011 through September 30, 2011 compared to the period July 1, 2010 through September 30, 2010. Also impacting the increased revenue was the increase in selling price from an average of about $2.45 per gallon during the period under consideration in 2010 to an average of about $3.11 per gallon during the period under consideration in 2011. Considering period-over-period balances, sales of toll-blended product were non-existent during 2011 while they had been approximately $6,555 during the period under consideration in 2010. The Company had RIN sales of $6,039 during the period July 1, 2010 through September 30, 2010, but transacted $350,618 in RIN sales during the period July 1, 2011 through September 30, 2011.

The Predecessor generated revenues of $442,123 during the period January 1, 2010 through August 23, 2010. Revenue generated during the period was generated through biodiesel sales, through toll processing and through de-methylated glycerin sales. During the period January 1, 2010 through August 23, 2010, our biodiesel sales to third parties totaled approximately $3,104 and our sales to related parties amounted to $339,619. Of the total revenue, $63,745 was attributable to sales of biodiesel produced through an arrangement with a local soy farmer (toll-blending). Toll blended sales to third parties totaled $23,400 while toll blended sales to related parties totaled $40,345 during the period under consideration. De-methylated glycerin sales totaled $35,655 for the period January 1, 2010 through August 23, 2010.

The Successor generated $1,341,727 in revenues during the period January 1, 2011 through September 30, 2011. Revenue for the period was generated through biodiesel sales, through RIN sales, through recovered methanol sales and through the sale of methylated glycerin. During the period January 1, 2011 through September 30, 2011, our biodiesel sales to third parties totaled approximately $614,469 and our sales to related parties amounted to $183,097. Sales of RINs to third parties totaled $528,993 during the period January 1, 2011 through September 30, 2011. During the period under consideration, sales of recovered methanol totaled $6,527 while methylated glycerin sales amounted to $8,641.

Comparing the Successor’s activity for the period January 1, 2011 through September 30, 2011 to the Predecessor’s activity for the period January 1, 2010 through September 30, 2010, there was an increase in revenue of $880,410 from $461,317 to $1,341,727. The period-over-period increase was due primarily to increased biodiesel sales and the sale of RINs. Biodiesel sales experienced an increase of approximately 87,300 gallons sold during the period January 1, 2011 through September 30, 2011 compared to the period January 1, 2010 through September 30, 2010. Also impacting the increased revenue was the increase in selling price from an average of about $2.41 per gallon during the period under consideration in 2010 to an average of about $3.14 per gallon during the period under consideration in 2011. The Company had RIN sales of $6,039 during the period January 1, 2010 through September 30, 2010, but transacted $528,993 in RIN sales during the period January 1, 2011 through September 30, 2011.

Cost of Revenue
Cost of revenue for the Predecessor totaled $42,346 during the period July 1, 2010 through August 23, 2010. For the same period, cost of revenue consisted of labor, overhead, utilities, and costs associated with removing methanol from glycerin (de-methylating).

The Successor’s cost of revenue was $24,289 during the period August 24, 2010 through September 30, 2010. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor, utilities and overhead costs.

Cost of revenue for the Successor totaled $657,715 during the period July 1, 2011 through September 30, 2011. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $130,502 during the period.

Comparing the Successor’s activity for the period July 1, 2011 through September 30, 2011 to the Predecessor’s activity for the period July 1, 2010 through September 30, 2010, there was an increase in cost of revenues of $591,080 as the cost of revenues rose from $66,635 to $657,715. The period-over-period increase was due in large part to producing and selling significantly more biodiesel. Approximately 146,300 more gallons were sold during the current year period than during the prior year period under consideration.

Cost of revenue for the Predecessor totaled $366,712 during the period January 1, 2010 through August 23, 2010. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $18,672 during the period January 1, 2010 through August 23, 2010.

The Successor’s cost of revenue was $1,034,415 during the period January 1, 2011 through September 30, 2011. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $249,757 during the period.

Comparing the Successor’s activity for the period January 1, 2011 through September 30, 2011 to the Predecessor’s activity for the period January 1, 2010 through September 30, 2010, there was an increase in cost of revenues of $643,414 as the cost of revenues rose from $391,001 to $1,034,415. The period-over-period increase was primarily due to an increase in the cost of raw materials. Prior year activity included activity associated with re-processing distressed material for which the Company paid approximately $2.20/gallon. Current year activity during the period under consideration included purchasing raw feedstocks for which the Company approximately paid $0.49/pound (or $3.68/gallon based on a density of 7.5 lb/gal).

Depreciation
Depreciation expense for the Predecessor totaled $7,402 for the period July 1, 2010 through August 23, 2010.

Depreciation expense for the Successor was $6,339 for the period August 24, 2010 through September 30, 2010.

Depreciation expense for the Successor totaled $15,353 for the period July 1, 2011 through September 30, 2011.

Depreciation expense for the Predecessor totaled $34,899 for the period January 1, 2010 through August 23, 2010.

Depreciation expense for the Successor totaled $46,059 for the period January 1, 2011 through September 30, 2011.

Gross Profit
Gross profit for the Predecessor was a loss of ($26,376) for the period July 1, 2010 through August 23, 2010. The primary reason for the gross loss during the period was the cost involved with processing the glycerin to remove methanol. Biodiesel sales were extremely weak as only 2,674 gallons were sold during the period under consideration.

Gross profit for the Successor was a loss of ($11,434) for the period August 24, 2010 through September 30, 2010. The primary reason for the gross loss during the period was NABE having to cover utilities and labor costs during a period when biodiesel sales only totaled 1,435 gallons.

Gross profit for the Successor totaled $152,762 for the period July 1, 2011 through September 30, 2011. The primary reason for the gross profit during the period under consideration was the sale of RINs to third parties amounting to $350,618. Despite the contribution from RIN sales during the period under consideration, their impact on gross profit was diminished due to the rise in raw material costs that caused cost of sales to spike to $657,715 over the same time frame.

Gross profit for the Predecessor totaled $40,512 for the period January 1, 2010 through August 23, 2010. During the period under consideration, biodiesel sold for more than the cost to produce due to favorable market conditions. No RIN sales were made during the period under consideration.

Gross profit for the Successor totaled $261,253 for the period January 1, 2011 through September 30, 2011. The primary reason for the gross profit during the period under consideration was the sale of RINs to third parties amounting to $528,993. Also impacting the gross profit was the fact that the cost to produce was reduced by $249,757 as NABE filed for biodiesel blending credits with the IRS.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses for the Predecessor totaled $1,697 for the period July 1, 2010 through August 23, 2010. During the period under consideration, the Predecessor’s SG&A expenses were primarily comprised of costs associated with miscellaneous office supplies.

SG&A expenses for the Successor totaled $43,623 for the period August 24, 2010 through September 30, 2010. During the period under consideration, the Successor’s SG&A expenses were primarily comprised of payroll, accounting fees, legal fees, and fees associated with filing financial reports.

SG&A expenses for the Successor totaled $1,052,350 for the period July 1, 2011 through September 30, 2011. During the period under consideration, the Successor’s SG&A expenses were primarily comprised of payroll, accounting fees ($35,200), travel expenses ($11,214), consulting fees ($982,421), and fees associated with filing financial reports in XBRL format ($6,000).

Comparing the Successor’s activity for the period July 1, 2011 through September 30, 2011 to the Predecessor’s activity for the period July 1, 2010 through September 30, 2010, there was an increase in SG&A expenses of $1,007,030 as SG&A rose from $45,320 to $1,052,350. The period-over-period increase was due primarily to the consulting expenses ($937,421) recognized during the current-year period under consideration that were nonexistent during the similar period in the prior year. With the exception of an increase in travel expense ($6,000), all other SG&A costs remained essentially unchanged on a period-over-period basis.

SG&A expenses for the Predecessor totaled $95,794 for the period January 1, 2010 through August 23, 2010. During the period under consideration, the Predecessor’s SG&A expenses were primarily comprised of payroll, accounting fees, and fees paid to an outside engineer for consulting services.

SG&A expenses for the Successor totaled $1,419,322 for the period January 1, 2011 through September 30, 2011. During the period under consideration, the Successor’s SG&A expenses were primarily comprised of payroll, accounting fees ($120,140), legal fees ($21,781), travel expenses ($11,214), consulting fees ($1,185,139), and fees associated with filing financial reports in XBRL format ($6,000).

Comparing the Successor’s activity for the period January 1, 2011 through September 30, 2011 to the Predecessor’s activity for the period January 1, 2010 through September 30, 2010, there was an increase in SG&A expenses of $1,279,905 as SG&A rose from $139,417 to $1, 419,322. The period-over-period increase was due in large part to expenses recognized as part of operating as a publicly traded company and to expenses paid for business development and consulting services. During the period January 1, 2010 through August 23, 2010, the Predecessor operated as a stand-alone biodiesel producer with no reporting requirements. For the period January 1, 2011 through September 30, 2011, the Successor was responsible for all charges associated with a public company that submits consolidated financial reports, which amounted to approximately $110,600. The Company continued developing business opportunities in Brazil during the first nine months of 2011. Fundraising and consulting fees accounted for approximately $1,140,100 of the Successor’s total SG&A expense for the period January 1, 2011 through September 30, 2011.

Other Income (Expense)
Other Income totaled $41,641 for the Predecessor during the July 1, 2010 through August 23, 2010. The primary reason for the balance was $41,571 in funding received from the Carolina Land and Lakes grant.

On a post-acquisition basis, the Successor had Other Income of $1,098 for the period August 24, 2010 through September 30, 2010. The source of the Other Income for the Successor was from funding provided by the USDA’s Biofuel Program, which is based on actual production throughput.

The Successor had Other Income of $24,916 for the period July 1, 2011 through September 30, 2011. The source of the Other Income for the Successor was from funding provided by the USDA’s Biofuel Program.

Other Income for the Predecessor totaled $46,141 during the period January 1, 2010 through August 23, 2010. The primary reason for the balance in the Other Income account was $41,571 provided by funding from the Carolina Land and Lakes grant and $4,500 that was provided by funding from a North Carolina Department of Energy and Natural Resources grant.

The Successor had Other Income of $74,794 for the period January 1, 2011 through September 30, 2011. The sources of Other Income for the Successor included $49,878 in funding provided by the North Carolina Green Business Fund grant and $24,876 in funding provided by the USDA’s Biofuel Program.

Interest Income
The Predecessor had no interest income for the period July 1, 2010 through August 23, 2010.

The Successor had interest income of $1,057 for the period August 24, 2010 through September 30, 2010.

The Successor had no interest income for the period July 1, 2011 through September 30, 2011.

The Predecessor had no interest income for the period January 1, 2010 through August 23, 2010.

The Successor had interest income of $1,203 for the period January 1, 2011 through September 30, 2011.

Interest Expense
Interest expense for the Predecessor was $1,241 for the period July 1, 2010 through August 23, 2010.

Interest expense for the Successor was $3,156 for the period August 24, 2010 through September 30, 2010.

Interest expense for the Successor was $4,076 for the period July 1, 2011 through September 30, 2011.

Interest expense for the Predecessor was $8,529 for the period January 1, 2010 through August 23, 2010.

Interest expense for the Successor was $10,003 for the period January 1, 2011 through September 30, 2011.

Net Income (Loss)
Net profit for the Predecessor was $12,327 for the period July 1, 2010 through August 23, 2010.

The Successor had a net loss of ($56,058) for the period August 24, 2010 through September 30, 2010.

The Successor had a net loss of ($878,748) for the period July 1, 2011 through September 30, 2011.

The Predecessor had a net loss of ($17,670) for the period January 1, 2010 through August 23, 2010.

The Successor had a net loss of ($1,092,075) for the period January 1, 2011 through September, 2011.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan (1)	190,812	55,727	106,379	28,706
Demand note - related party (2)	10,000	10,000	—	—	—

Total	$200,812	65,727	106,379	28,706	—

(1) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of September 30, 2011, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of September 30, 2011. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(2) Unsecured non-interest bearing demand loan payable to Echols Oil Company, Inc., a related party. For additional information regarding this loan, please refer to “Certain Relationships and Related Transactions and Director Independence.” The information presented regarding this loan is as of September 30, 2011.

Liquidity and Capital Resources

Working Capital

	Successor As of September 30, 2011	Successor As of September 30, 2010
Current Assets	$733,523	$450,640
Current Liabilities	961,231	836,482

Working Capital (Deficiency)	$(227,708)	$(385,482)

Retained Earnings (Accumulated Deficit)	$(5,236,034)	$(3,680,078)

Cash Flows

	Successor January 1, 2011 Through September 30, 2011	Predecessor January 1, 2010 Through August 23, 2010	Successor August 24, 2010 Through September 30, 2010
Cash provided by (used in) operating activities	$(67,980)	71,290	(25,150)
Cash provided by (used in) investing activities	(36,912)	(22,434)	—
Cash provided by (used in) financing activities	67,390	(24,827)	(10,170)
Net increase (decrease) in cash	$(37,502)	24,029	(35,320)

As of September 30, 2011, our post-acquisition current assets totaling $733,523 consisted of cash, accounts receivable, inventory, tax credits receivable, other current assets and prepaid expenses. Our post-acquisition accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $961,231 as of September 30, 2011. As a result, we had a working capital deficiency of $227,708.

Current assets for the Successor totaled $450,640 for the period ended September 30, 2010. Current liabilities for the Successor totaled $836,482 as of September 30, 2010, which resulted in a working capital deficiency of $385,482.

Comparing the working capital deficiency at September 30, 2011 to the deficiency at September 30, 2010, there is a decrease of $158,134 as the deficiency reduced from $385,482 to $227,708. The primary contributors to the overall decrease were higher selling prices for RINs and selling corporate stock.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related party and through the sale of common stock. NABE’s period-over-period sales have increased comparing the first nine months of 2011 to the first nine months of 2010. In addition, RIN sales have increased approximately $523,000 over the same periods of comparison. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. If the Company is able to successfully partner with existing biodiesel production facilities in Brazil, the associated sales will generate additional liquidity.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended September 30, 2011, the Company generated a gross profit of $152,762 on sales of $825,830 over the same period. For the three months ended September 30, 2010, the Predecessor and Successor had a gross loss of ($38,530) on sales of $42,566 over the same period.

As of September 30, 2011, NABE had outstanding balances on bank borrowings of $190,812, which originally totaled $350,000 when the loans were first executed. As of September 30, 2010, NABE had an outstanding balance of $19,306 on a single bank loan and another outstanding balance of $230,377 on a term loan that resulted from the conversion of its line of credit.

At September 30, 2011, NABE had an outstanding liability of $10,000 with a related party. Due to payments made during the first three quarters of 2011, this balance is $87,500 less than the September 30, 2010 balance of $97,500 that was owed to the related party.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of September 30, 2011, the Company has issued 30,004,332 shares of capital stock (28,024,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By (Used In) Operating Activities

During the period January 1, 2011 through September 30, 2011, the Successor’s cash used in operating activities totaled $67,980. For the same period, the Successor’s cash used in operating activities was primarily attributable to the net effect of making credit sales and an increasing balance in the tax credits receivable from blending activities. Trade receivables increased $155,434 while inventories increased $74,257. NABE’s tax credits receivable increased $63,640 during the period under consideration. Payables increased $129,127 for the same period.

During the period January 1, 2010 through August 23, 2010, the Predecessor’s cash provided by operating activities totaled $71,290. For the Predecessor during the period under consideration, cash provided by operating activities was primarily attributable to profitably re-processing and selling out-of-specification biodiesel that had been purchased from neighboring plants.

For the period August 24, 2010 through September 30, 2010, the Successor’s cash used in operating activities totaled $25,150. For the same period, the Successor’s cash used in operating activities was primarily the result of increased professional fees ($79,568) being offset by the recognition of $195,418 in stock-based compensation for consulting services and an increase in payables of $89,770 for the same period.

Cash Provided By (Used In) Investing Activities

During the period January 1, 2011 through September 30, 2011, the Successor’s cash used in investing activities totaled $36,912. This amount primarily represents plant-wide efforts to improve operating efficiency through insulating equipment and piping at the biodiesel production facility in Lenoir, NC.

During the period January 1, 2010 through August 23, 2010, the Predecessor’s cash used in investing activities totaled $22,434. For the Predecessor during the period under consideration, cash used in investing activities was chiefly the result of making payments on filtration equipment, which was recorded as construction in progress.

For the period August 24, 2010 through September 30, 2010, the Successor had no cash provided by investing activities.

Cash Provided By (Used In) Financing Activities

During the period January 1, 2011 through September 30, 2011, the Successor’s cash provided by financing activities totaled $67,390. This amount represents repayment of $87,500 in related party debt, proceeds from the sale of stock of $200,000 and payments totaling $45,110 on long-term debt to third-party creditors.

During the period January 1, 2010 through August 23, 2010, the Predecessor’s cash used in financing activities totaled $24,827. For the Predecessor during the period under consideration, cash used in financing activities represented payments on long-term debt obligations to third-party creditors.

For the period August 24, 2010 through September 30, 2010, the Successor’s cash used in financing activities totaled $10,170. This amount represents payments on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2011. We have identified the following material weaknesses in our internal control over financial reporting:

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

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of CEO*
31.2	Section 302 Certification of Principal Financial Officer *
32.1	Section 906 Certification of CEO*
32.2	Section 906 Certification of Principal Financial Officer*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 21, 2011

By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/ Eric Norris
Vice President, Finance(Principal Financial Officer)