Form 10-K
period 2011-12-31
Incoming, Inc.
filed 2012-04-16
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Incoming, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	333-152012	42-1768468
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

244 Fifth Avenue, Suite V235

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    ☐     No    ☒

As of April 5, 2012 there were 31,254,332 shares of common stock issued and outstanding (29,274,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

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

Not Applicable

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

As used in this Annual Report, “we,” “us,” and “our” refer to Incoming, Inc., which is also sometimes referred to as the “Company,” unless the context otherwise requires.

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

On November 11, 2009, the Company entered into a Membership Interest Transfer Agreement with Pentrose, LLC (“Pentrose”), a limited liability company organized and existing under the laws of Florida, whereby we acquired 50% of the membership interests in Pentrose in exchange for the Company’s good faith effort to procure clients for Pentrose and to promote Pentrose’s goodwill. Mr. Taylor, our former Chief Executive Officer and President, agreed to contribute certain rights in intellectual property owned by him, for the benefit of the Company. No consideration was paid by the Company. Pentrose is engaged in the business of direct marketing services of motivational and religious products. Stanford Holdings, LLC, a Delaware limited liability company (“Stanford”), owns the remaining 50% membership interest in Pentrose. On March 16, 2010, Stanford notified the Company that it would be exercising its right to repurchase the Company’s membership interests in Pentrose and issued a check in the amount of $50 as payment of the repurchase price. The Company severed its business relationship and ceased all communication with Pentrose and Stanford in March 2010.

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

The Company works with neighboring universities to provide research opportunities in the biofuel industry for students. While no formal arrangements or understandings currently exist between the Company and any University or College, the Company frequently invites students to tour the NABE facilities and educates students on the benefits of the biofuel industry. Students of North Carolina State University (NCSU) have been testing a new nozzle tip for the facility’s boiler that would allow the Company to use glycerin as a heating source (although there is no arrangement or understanding as to what extent the University or students will have rights to improvements or technologies resulting from work or tests performed by them). The facility currently uses natural gas, which is an additional cost in the production process. In the prior year, an NCSU engineer estimated the facility, at peak production, could utilize approximately 60% of the glycerol produced and offset 80-90% of the natural gas being utilized as a heating source. This would equate to an approximate natural gas savings of approximately $33,000 - $37,000 at those production levels. Based upon a peak production capacity of 5 million gallons/year this would equate to approximately $165,000 - $167,000 per year. The Company also continues to have glycerin available to sell on the open market. We believe in the benefits of maintaining a good relationship with the community in which our facilities are located and intend to continue with community initiatives and a focus on local feedstock, including the negotiation of feedstock contracts with farmers. In addition to partnering with nearby colleges and universities, we will continue to pursue grant opportunities from various state and federal supported programs.

The Company continues to explore business opportunities in Brazil, supporting management’s belief in the growing demand for biodiesel made apparent by the Brazilian government’s mandates and favorable tax incentives. The Brazilian market differs dramatically from the United States market; the Brazilian National Agency of Petroleum, Natural Gas and Biofuels, or Agencia Nacional de Petroleo (“ANP”), conducts purchase auctions in which licensed producers can participate and sell directly to Petróleo Brasileiro S.A (“Petrobras”), a semi-public Brazilian multinational energy company. The auctions play a major role in the overall National Program of Biodiesel Use in Brazil (PNPB) and will significantly decrease our dependency on the type of direct government subsidies and tax credits that have historically driven the U.S. biodiesel market.

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

Product Characteristics

Biodiesel is produced from animal fats, virgin agri-based oils or recycled waste fats and oils. The final product contains no petroleum, but can be blended at various levels for commercial use. Biodiesel is generally used as 100% pure or “neat”, 5%, 10% or 20% blend with petroleum (B5, B10 and B20 respectively). We typically sell neat biodiesel, but have made sales of biodiesel blends.

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

Under the RFS, obligated parties (i.e., petroleum refiners and importers of gasoline) were required to demonstrate that they complied with their percentage obligations over the gallons of gasoline they sold into the marketplace during a compliance period. The EPA developed a system of volume accounting and tracking of the credits associated with renewable fuels known as Renewable Identification Numbers (“RINs”). The system is based on the assignment of unique numbers to each batch of renewable fuel by the biodiesel producer or importer. The use of RINs allows the EPA to measure and track renewable fuel volumes at the point of their introduction into the national fuel supply rather than at the point when they are blended into conventional fuels, which provides more accurate measurements that can be easily verified. The RFS program requires RINs to be transferred with renewable fuel until the point at which the renewable fuel is purchased by an obligated party or is blended into petroleum products by a blender. RINs are accumulated to allow an obligated party to satisfy its renewable volume obligations (“RVOs”). An RVO represents the volume of renewable fuel that the obligated party is required to ensure was used in the U.S. in a given calendar year. Obligated parties have an RVO under each of the four RFS2 renewable fuel categories: cellulosic biofuel, biomass-based diesel, advanced biofuel and total renewable fuel. Obligated parties calculate their RVO at the end of a calendar year based on the volume of gasoline or diesel fuel they produced during the year. Obligated parties are required to meet their RVOs through the accumulation of RINs. By acquiring RINs and applying them to their RVOs, obligated parties are deemed to have satisfied their obligation to cause the renewable fuel represented by the RINs to be consumed as transportation fuel in highway or non-road vehicles or engines. The RFS program contemplated that RINs would be sold among obligated parties so that a deficient party could acquire RINs from another obligated party that generated excess RINs to satisfy its requirements.

The EPA’s regulations implemented the RFS standards by establishing the four categories of renewable fuel, and set separate volume requirements for each new category, including biodiesel. The new standards are known commonly as “RFS2.” We believe the implementation of RFS2 will drive the advancement of the biofuel industry in the years to come. We believe that biodiesel production will begin to increase in response to regulations promulgated by the EPA that became effective on July 1, 2010 implementing the RFS2 standards established by Congress under the EISA. As of July 26, 2010, the EPA has confirmed we are in compliance with the new RFS2 regulations, making us eligible for participation in the RIN market. We anticipate additional revenues from the direct sale of RINs as we commence production and sales of biodiesel. In the absence of the biodiesel tax credit, the RIN market has soared as high as $1.80 per RIN.

Under the Clean Air Act as amended by the EISA, the EPA is required to set new renewable fuel standards, including cellulosic biofuel standards, each November for the following year. In connection with releasing the standards for the calendar year 2012, the EPA is proposing a change to the RFS2 regulations to permit certain renewable fuel producers using canola oil, grain sorghum, pulpwood or palm oil, subject to certain limitations, to generate delayed RINs after they have produced and sold renewable fuel. The EPA is also analyzing the greenhouse gas lifecycle impact of canola oil, grain sorghum, pulpwood and palm oil and may supplement the RFS2 final rules based on such analysis.

Despite the positive impact that the RIN market had on the Company’s biodiesel sales during 2011, the market abruptly halted during the latter part of 2011. In November of 2011, the EPA accused a Maryland man of transacting approximately $9 million in fraudulent RINs through his company, Clean Green Fuels LLC. EPA issued a separate violation notice to a Texas-based company, Absolute Fuel LLC, for transacting approximately $62 million in fraudulent RINs. In addition to the two major violators, EPA issued violation notices to at least two dozen companies that had purchased the fraudulent RINs. In light of the integrity issues that arose as a result of the fraudulent RINs, obligated parties have stopped purchasing RINs until a program is instituted that will ensure validity of the RINs. The National Biodiesel Board has established a task force for developing a plan to validate RINs and provide assurance that obligated parties can confidently transact in the RIN market without having to be concerned that the EPA will negate any RINs that they had purchased in good faith. Our CEO, R. Samuel Bell, Jr., is a representative on the NBB’s RIN task force.

Registration of Plant, Feedstock and Fuel

RFS2 imposes a complex set of compliance and reporting obligations to ensure that each obligated party satisfies its RVO for a particular compliance period, under the regulations. These regulations extend over the entire range of an obligated party’s operations. All producers of renewable fuel that produce more than 10,000 gallons of fuel annually must register with EPA’s fuels program prior to generating RINs. A biofuel producer will have to supply the EPA with extensive information concerning plant operations, processes and products, including the fuels produced, the feedstocks that may be used, co-products produced, the source of energy used to produce the biodiesel, compliance with clean air regulations and applicable air permits for permitted capacity and records that support the facility’s baseline volume. In addition, producers must provide the EPA with an independent process engineer’s report with respect to its plant upon initial registration and every three years thereafter or upon changing the feedstock from which it produces biodiesel. In certain cases, health-effects testing is required for a product to maintain its registration or before a new product can be registered. The EPA deems the information collected as essential to generating and assigning a certain category of RIN to a volume of fuel and to verifying the validity of RINs generated. In addition, a producer will have to demonstrate that the biodiesel produced is ASTM D6751 compliant. A producer also will have to register its renewable fuels as a motor vehicle fuel, which will subject it to additional reporting and other requirements. As part of the RFS2 rulemaking, the EPA is now proposing criteria regarding compliance with the renewable biomass verification provisions for foreign-grown feedstock, which could affect the market for feedstock.

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

Biodiesel Production

In 2007, the U.S. consumed approximately 64 billion gallons of diesel according to the Energy Information Administration. Biodiesel production in the U.S. peaked in 2008 at approximately 691 million gallons and was approximately 545 million gallons in 2009. Analysts attribute the decline in production in 2009 to poor economic conditions as a result of the recession. In 2010, production further declined to approximately 315 million gallons as a result of the failure of Congress to timely renew the biodiesel producers’ tax credit, which provides a $1 credit for each gallon of biodiesel produced. The National Biodiesel Board has not issued 2011 biodiesel production statistics as of March 2012.

According to the National Biodiesel Board, as of March 2012, there were 147 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains significantly higher than current and projected production levels. The Energy Information Administration also predicts that the market will continue to absorb biodiesel supply for the foreseeable future.

In accordance with the EISA, RFS2 requires the domestic use of 1 billion gallons of biodiesel in 2012. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

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

The credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. As of November 30, 2010 legislation to renew the biodiesel tax credit had only been passed separately by the House of Representatives and Senate; Congress, however, had yet to reconcile the differences of each bill.

In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011. Congress has not indicated that the blender credit will be reinstated and lobbying groups, such as the National Biodiesel Board, hold little hope that the credit will either be extended or reinstated.

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

We sell a portion of our finished product to Verde Bio Fuels Inc (“Verde”), which is owned by R. Samuel Bell, Jr., one of our directors. Verde is a reseller of biodiesel in the Southeast. This relationship eliminates the need for an internal sales and marketing team while still giving us direct access to a diverse end-user base. Sales to Verde represent more than 10% of our consolidated revenues. Loss of this customer could have a material adverse effect on our business.

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

Our Employees

NABE employs anywhere from four to fifteen employees depending on the volume of production. We currently have four full time employees and two part-time employees. We believe current employee relations to be good and have maintained several of the original employees from the plant’s inception. There are no union issues and all positions are easily replaced. In accordance with our community initiative and efforts to increase consumer education on biodiesel, we occasionally employ interns from neighboring colleges, which now offer degrees in renewable fuel production.

Our current plant manager, Randy Keith Dellinger is one of the founding members of NABE. Mr. Dellinger has been responsible for the successful negotiation of various bargain purchases and feedstock agreements. Mr. Dellinger was raised in Lenoir, North Carolina where he remains an active member and advocate for local sustainability through several local organizations. Upon completing high school, Mr. Dellinger joined the United States Navy as an Ocean Systems Technician. After four years in the Navy, Mr. Dellinger went to work in the telecommunications field; first with Bell South as an engineer and then with MCI as a Project Manager. During this time he earned a Bachelor of Science degree from Dallas Baptist University. After MCI, Mr. Dellinger worked as a Senior Management Consultant for Cruces Consulting Services for six years. Upon returning to North Carolina, Mr. Dellinger founded NABE. Mr. Dellinger is on the Advisory Boards of Appalachian State University and A-B Technical College. He is also a member of the board of the North Carolina Biodiesel Association.

Research and Development

Research and development (“R&D”) is an on-going process performed in our laboratory and in conjunction with the state and technical colleges in the area. Costs associated with R&D are borne almost entirely by customers during the required biofuel testing process. Approximately 10-15% of the operating costs of our laboratory are attributable to R&D (e.g., purchase of specialized laboratory equipment, reagents and chemicals). A significant amount of time has been spent researching alternative uses for glycerin, a byproduct from the production of biodiesel. It is currently being tested as a feed for livestock and as a fuel source for the facility’s boiler. We currently use natural gas, which constitutes a significant cost in overall production. During fiscal years 2010 and 2011, NABE spent $8,458and $6,734, respectively, on research and development expenses. R&D efforts at NABE to date have been for process efficiencies and plant equipment optimization. None of the costs associated with the research and development activities of NABE have been borne by its customers.

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

Additional environmental laws and regulations which are applicable to us and our operations include, among others, the following United States federal laws and regulations:

•	Federal Water Pollution Control Act (a/k/a the Clean Water Act) and comparable state laws, which govern discharges of pollutants into waters of the United States and each state, respectively;
•	Resource Conservation and Recovery Act, which governs the management, storage and disposal of solid and hazardous waste;
•	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;
•	Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;
•	Safe Drinking Water Act, which governs underground injection and disposal activities; and U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property is approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expires on May 31, 2012.   We may renew the lease, at our option, for subsequent five year terms on conditions that are mutually agreed to by the parties.  Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments.  Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease.  Our property taxes for 2011 (which includes city and county taxes) were $4,453 and have been paid in full.  The Company also owns certain lab equipment and tote systems utilized in the production of biodiesel.  The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

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

As of April 5, 2012, the stock was trading at a market price of $0.025 per share; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.025 was from the last reported sale date of April 3, 2012.

Fiscal Year 2011	High Bid	Low Bid (1)
Fourth Quarter (10-01-2011 to 12-31-2011)	$0.4000	$0.0410
Third Quarter (07-01-2011 to 09-30-2011)	$0.1500	$0.0311
Second Quarter (04-01-2011 to 06-30-2011)	$0.5000	$0.0900
First Quarter (01-01-2011 to 03-31-2011)	$0.5000	$0.0700

Fiscal Year 2010	High Bid	Low Bid (1)
Fourth Quarter (10-01-2010 to 12-31-2010)	$0.7000	$0.4000
Third Quarter (07-01-2010 to 09-30-2010)	$0.7000	$0.4000
Second Quarter (04-01-2010 to 06-30-2010)	$0.7000	$0.4000
First Quarter (01-01-2010 to 03-31-2010)	$1.1000	$0.6900

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At March 1, 2012, we had 39 shareholders of record of our common stock (38 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form. Additionally, we have outstanding options for the purchase of up to Two Million (2,000,000) shares of the Company’s Class A Common Stock at an exercise price of Fifty Cents ($0.50) per share and an option to purchase up to Two Hundred and Fifty Thousand (250,000) shares of the Company’s Class A Common Stock at an exercise price of Forty Cents ($0.40) per share.

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

Recent Sales of Unregistered Securities

On October 18, 2011 the Company issued 250,000 shares of Class A Common Stock for a purchase price of $100,000 or $0.40 per share, to Mr. Don Nelson, which shares are exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder. The shares issued to Mr. Nelson have not been registered under the Securities Act and may not be offered or sold in the United States absent the registration of the resale of the shares or an applicable exemption from the registration requirements of the Securities Act.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During 2011, we also refined and sold crude glycerin, a byproduct of our biodiesel production.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is then tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. The recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue, about 1% of annual gross revenue.

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

The Company occasionally works on an informal basis with neighboring universities and technical colleges to find alternative uses for our glycerin byproduct. Particularly, students of North Carolina State University (“NCSU”) have been testing a new nozzle tip for our facility’s boiler that would allow us to use glycerin as a heating source. The facility currently uses natural gas, which is an additional cost in the production process. The NCSU engineer estimated the facility, at peak production, could utilize approximately 60% of the glycerol produced and offset 80-90% of the natural gas being utilized as a heating source. This equates to an approximate natural gas savings of approximately $33,000 - $37,000 at those production levels. Based upon a peak production capacity of 5 million gallons/year this would equate to approximately $165,000 - $167,000 per year. The Company needs to attain additional grant funding to continue the research with the NCSU testing team. We will also continue to have glycerin available to sell on the open market.

Our goal is to become one of the leading, diversified energy companies with divisions in production, blending, marketing and distribution. Building on over 30 years of relationships and the experience of our CEO, R. Samuel Bell, Jr., we have adopted an action plan that includes the expansion into Brazil’s renewable energy market.

Government mandates, strong tax incentives and an auction-based selling platform make Brazil, in management’s view, a potentially profitable climate for clean energy.

Going Concern

The financial statements presented in this Annual Report have been prepared on a going-concern basis. As of December 31, 2011, the Company has a working capital deficiency of $192,239, and has an accumulated deficit of $5,532,978. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Government incentives . Initiatives and incentives at the federal, state and local government levels that benefit our blending and retail customers have played a major role in the demand for our product. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers are registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress has extended this credit on multiple occasions, it has not been further extended and no assurance can be given that the tax incentive will be reinstated by Congress.

Additionally, the State of South Carolina has an incentive in place for retailers of biodiesel. The retailer receives 25 cents per gallon for every gallon of biodiesel that they blend with petroleum diesel at their stores. The existence of government incentives affects the price our customers are willing to pay. The absence of the biodiesel tax credit adversely affects our ability to generate revenue.

Processing capacity . Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

Market demand. The growth potential of our revenue depends on the market demand for our products. We believe there is high growth potential for our sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA to require the use of 1 billion gallons of biodiesel in 2012.

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

The availability and pricing of feedstock. Our ability to produce or refine biodiesel from a variety of agri-based feedstocks allows us to shift production to the highest yielding feedstocks based on market prices. While this diversity limits exposure to volatile markets, feedstock remains the major cost of sales and its fluctuation will have a material impact on our total cost. Transportation costs also affect the overall feedstock cost, but are minimized due to the location of our facility in North Carolina. There is a readily available supply of local feedstocks including soy oil, and poultry/pork fat. We are currently working with vendors in Georgia, South Carolina and North Carolina to source used cooking oil as a cost competitive feedstock. Competition with the food and animal feed industries may keep feedstock prices high even while biodiesel prices fall.

Operating efficiency of the production facility. Our onsite laboratory saves us significant time and expense during the biodiesel production and refining process and it also allows us to ensure a high quality finished product. All feedstocks are tested for quality and for their fatty acid levels upon receipt, allowing us to adjust the mix of catalysts and methanol in a quick and efficient manner. At multiple times during the refining process, additional samples are taken and tested for quality on site. The finished product is ultimately tested to ensure that it meets the ASTM-D6751 standards. With the frequency of testing needed, an onsite laboratory saves money and time that would have been spent sending samples off and waiting for results. We are continuing to search for process improvements to increase the efficiency of our production plant.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses. Generally, operating expenses are only a small portion of total costs and expenses.

Selling expenses are nominal as we have no advertising expenses and no sales staff due to our verbal off-take agreements with related party distributors.

General and administrative expenses consist of payroll for our plant manager and clerical staff in addition to professional fees, telephone, tax, and licenses and related fees. Professional fees include consultants and service providers necessary for compliance with SEC reporting requirements.

Results of Operations

The following is a discussion and analysis of our results of operations for the twelve-month period ended December 31, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue

The Successor generated revenues of $2,114,158 for the period January 1, 2011 through December 31, 2011. Revenue was generated during the period through biodiesel sales, through RIN sales, through recovered methanol sales, and through the sale of methylated glycerin.  During the period January 1, 2011 through December 31, 2011, our biodiesel sales to third parties totaled approximately $788,467 and our sales to related parties amounted to $441,653. Sales of RINs to third parties totaled $855,519 during the period January 1, 2011 through December 31, 2011. During the period under consideration, sales of recovered methanol totaled $6,527 while methylated glycerin sales amounted to $21,992.

The Predecessor generated revenues of $442,123 during the period January 1, 2010 through August 23, 2010. Revenue generated during the period was generated through biodiesel sales, through toll processing and through de-methylated glycerin sales. During the period January 1, 2010 through August 23, 2010, biodiesel sales to third parties totaled approximately $62,159 and our sales to related parties amounted to $379,964. Of the total revenue, $63,745 was attributable to sales of biodiesel produced through an arrangement with a local soy farmer (toll-blending). Toll blended sales to third parties totaled $23,400 while toll blended sales to related parties totaled $40,345 during the period under consideration. De-methylated glycerin sales totaled $35,655 for the period January 1, 2010 through August 23, 2010.

The Successor generated $35,649 in revenues for the period August 24 through November 30, 2010. Revenue for the Successor during the period under consideration was generated primarily through the biodiesel sales to related parties totaling $11,700 and de-methylated glycerin sales to third parties amounting to $16,070. Most of the remaining revenue was generated through the sale of RINs to third parties.

During the one month period ended December 31, 2010, the Successor generated $2,493 in revenues. For the one month period ended December 31, 2010, the Successor’s revenues were derived from the sale of de-methylated glycerin. Crude glycerin, which is created as a by-product of the biodiesel reaction, contains trace amounts of methanol. Removing the methanol (“de-methylating”) results in a methanol suitable for sale in other markets.

Comparing the activity for the period January 1, 2011 through December 31, 2011 to the activity for the period January 1, 2010 through December 31, 2010, there was an increase in revenue of $1,633,893 from $480,265 to $2,114,158. The period-over-period increase was due primarily to increased biodiesel sales and the sale of RINs. Biodiesel sales experienced an increase of approximately 262,100 gallons sold during the period January 1, 2011 through December 31, 2011 compared to the period January 1, 2010 through December 31, 2010. Also impacting the increased revenue was the increase in selling price from an average of about $2.19 per gallon during the period under consideration in 2010 to an average of about $2.93 per gallon during the period under consideration in 2011. The Company had RIN sales of $6,039 during the period January 1, 2010 through December 31, 2010, but transacted $855,519 in RIN sales during the period January 1, 2011 through December 31, 2011.

Cost of Revenue

The Successor’s cost of revenue was $1,986,341 during the period January 1, 2011 through December 31, 2011. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $261,324 during the period, net of the establishment of a valuation allowance on the tax credits receivable of $224,059 during the period. Total cost of revenue for the period January 1, 2011 through December 31, 2011 includes $1,721,364 from third party activity and $264,977 in related party activity.

Cost of revenue for the Predecessor totaled $366,712 during the period January 1, 2010 through August 23, 2010. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $18,672 during the period January 1, 2010 through August 23, 2010. Total cost of revenue for the period January 1, 2010 through August 23, 2010 includes $76,790 from third party activity and $289,922 in related party activity.

The Successor’s cost of revenue was $122,794 for the period August 24 through November 30, 2010. During the period under consideration, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor and overhead. Total cost of revenue for the period August 24, 2010 through November 30, 2010 includes $107,240 from third party activity and $15,554 in related party activity.

The Successor’s cost of revenue was $12,768 for the one month period ended December 31, 2010. Cost of revenue for the one month period ended December 31, 2010 was associated with minimal labor and overhead costs due to the lack of feedstock available for processing. Total cost of revenue for the period December 1, 2010 through December 31, 2010 includes $12,768 from third party activity and no cost due to related party activity.

Comparing the activity for the period January 1, 2011 through December 31, 2011 to the activity for the period January 1, 2010 through December 31, 2010, there was an increase in cost of revenues of $1,484,067 as the cost of revenues rose from $502,274 to $1,986,341. The period-over-period increase was primarily due to an increase in the cost of raw materials. Prior year results included activity associated with re-processing distressed material for which the Company paid approximately $2.20 per gallon. Current year activity during the period under consideration included purchasing raw feedstocks for which the Company approximately paid $0.497 per pound (or $3.73 per gallon based on a density of 7.5 pounds per gal).

Depreciation

Depreciation expense for the Successor totaled $72,676 for the period January 1, 2011 through December 31, 2011.

Depreciation expense for the Predecessor totaled $34,899 for the period January 1, 2010 through August 23, 2010.

The Successor had depreciation expense of $17,294 for the period August 24, 2010 through November 30, 2010.

During the one month ended December 31, 2010, the Company had depreciation expense equal to $5,815.

Gross Profit

Gross profit for the Successor totaled $55,141 for the period January 1, 2011 through December 31, 2011. The primary reason for the gross profit during the period under consideration was the sale of RINs to third parties amounting to $855,519. Also impacting the gross profit was the fact that the cost to produce was reduced by $261,324 during the period, net of the establishment of a valuation allowance on the tax credits receivable of $224,059, as NABE filed for biodiesel blending credits with the IRS.

Gross profit for the Predecessor totaled $40,512 for the period January 1, 2010 through August 23, 2010. During the period under consideration, biodiesel sold for more than the cost to produce due to favorable market conditions. No RIN sales were made during the period under consideration.

The Successor’s gross profit was a loss of ($104,439) for the period August 24 through November 30, 2010. The loss during the period under consideration was primarily due to rising feedstock costs coupled with declining biodiesel prices.

During the one month period ended December 31, 2010, the Successor had a gross loss equal to ($16,090). The Successor’s gross loss for the one month period ended December 31, 2010 was attributable to part-time labor costs, utilities, and depreciation expense.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the Successor totaled $1,507,565 for the period January 1, 2011 through December 31, 2011. During the period under consideration, the Successor’s SG&A expenses were primarily comprised of payroll, auditing and accounting fees ($154,640), legal fees ($21,781), travel expenses ($13,888), consulting fees ($1,243,375), and fees associated with filing financial reports in XBRL format ($15,175).

SG&A expenses for the Predecessor totaled $95,794 for the period January 1, 2010 through August 23, 2010. During the period under consideration, the Predecessor’s SG&A expenses were primarily comprised of payroll, accounting fees, and fees paid to an outside engineer for consulting services.

On a post-merger basis, the Successor had SG&A expenses of $241,309 for the period August 24 through November 30, 2010. SG&A expenses during the period under consideration were primarily related to legal and accounting fees associated with the acquisition of NABE.

During the one month period ended December 31, 2010, the Successor had SG&A expenses of $13,253. The primary contributors to the Successor’s SG&A expenses for the one month period were payroll, consulting expenses paid to Bauhaus Capital Partners (fundraising group with presence in Brazil), and charges associated with filings resulting from being a publicly traded company.

Comparing the activity for the period January 1, 2011 through December 31, 2011 to the activity for the period January 1, 2010 through December 31, 2010, there was an increase in SG&A expenses of $1,157,209 as SG&A rose from $350,356 to $1,507,565. The period-over-period increase was due in large part to expenses recognized as part of operating as a publicly traded company and to expenses paid for business development and consulting services. During the period January 1, 2010 through August 23, 2010, the Predecessor operated as a stand-alone biodiesel producer with no reporting requirements. For the period January 1, 2011 through December 31, 2011, the Successor was responsible for all charges associated with a public company that submits consolidated financial reports, which amounted to approximately $154,640. The Company continued developing business opportunities in Brazil during the first three quarters of 2011. Fundraising and consulting fees accounted for approximately $1,243,375 of the total SG&A expense for the period January 1, 2011 December 31, 2011.

Other Income

Other Income for the Successor totaled $74,794 for the period January 1, 2011 through December 31, 2011. The primary sources of Other Income for the Successor included $49,878 in funding provided by the North Carolina Green Business Fund grant and $24,876 in funding provided by the USDA’s Biofuel Program.

The Predecessor had Other Income of $46,141 for the period January 1, 2010 through August 23, 2010. The primary reason for the balance in the Other Income account was $41,571 provided by funding from the Carolina Land and Lakes grant and $4,500 that was provided by funding from a North Carolina Department of Energy and Natural Resources grant.

For the period August 24, 2010 through November 30, 2010, the Successor had Other Income of $7,137. Other Income for the period under consideration was primarily provided by the USDA’s Rural Development Program, which allocates funds based on actual production throughput volumes as part of its Biofuel Program.

During the one month ended December 31, 2010, the Company had Other Income equal to $1,829. The source of the Other Income during the period was Rural Development Program grant funding provided by the USDA Biofuel Program.

Interest Income

The Successor had interest income of $1,203 for the period January 1, 2011 through December 31, 2011.

The Predecessor had no interest income for the period January 1, 2010 through August 23, 2010.

The Successor had interest income of $1,617 for the period August 24, 2010 through November 30, 2010.

During the one month ended December 31, 2010, the Company had interest income equal to $580.

Interest Expense

Interest expense for the Successor was $12,592 for the period January 1, 2011 through December 31, 2011.

The Predecessor had interest expense of $8,529 for the period January 1, 2010 through August 23, 2010.

The Successor had interest expense of $5,328 for the period August 24, 2010 through November 30, 2010.

During the one month ended December 31, 2010, the Company had interest expense equal to $53.

Net Income (Loss)

The Company had a net loss of ($1,389,019) for the period January 1, 2011 through December 31, 2011.

The Predecessor had a net loss of ($17,670) for the period January 1, 2010 through August 23, 2010.

On a post-merger basis, the Company had a net loss of ($342,322) for the period August 24 through November 30, 2010.

Net income for the Successor was a loss of ($26,987) for the period December 1, 2010 through December 31, 2010.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 2 Years	2 - 5 Years	More than 5 Years
Term loan (1)	$171,917	50,104	108,436	13,377
Term loan (2)	2,100	2,100	—	—	—
Demand note - related party (3)	10,000	10,000	—	—	—

Total	$184,017	62,204	108,436	13,377	—

(1) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent. For purposes of calculating total obligations due under this term loan, the prime rate, as of December 31, 2011, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of December 31, 2011. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(2) NABE entered into a term note in April 2011 that will mature in February 2012. The note is payable in monthly principal and interest installments of $1,102. Interest is payable monthly at a rate of 10.73%. The balance outstanding at December 31, 2011 was $2,100.

(3) Unsecured non-interest bearing demand loan payable to Echols Oil Company, Inc., a related party. For additional information regarding this loan, please refer to "Certain Relationships and Related Transactions and Director Independence." The information presented regarding this loan is as of December 31, 2011.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2011	As of December 31, 2010
Current Assets	$739,112	$675,769
Current Liabilities	931,351	924,333

Working Capital Deficiency	(192,239)	(248,564)

Retained Earnings (Accumulated Deficit)	(5,532,978)	(4,143,959)

Cash Flows

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010
Cash used in operating activities	$(150,240)	$(19,566)
Cash used in investing activities	(68,899)	(56,212)
Cash provided by financing activities	150,594	251,904
Net increase (decrease) in cash	(68,545)	176,126

As of December 31, 2011, our current assets totaling $739,112 consisted of cash, accounts receivable, inventory, tax credits receivable, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $931,351 as of December 31, 2011. As a result we had a working capital deficiency of $192,239 at December 31, 2011.

Current assets for the Company totaled $675,769 as of December 31, 2010. Current liabilities for the Company totaled $924,333 as of December 31, 2010. As a result the Company had a working capital deficiency of $248,564 at December 31, 2010.

To December 31, 2011, the Company has funded its initial operations through the issuance of 30,754,332 shares of capital stock (28,774,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

During the twelve months ended December 31, 2011, the Company repaid $87,500 in debt due to related parties. As of December 31, 2011, the Company still has related party debt due primarily to the NABE’s liabilities to related parties.

We expect to incur losses as the business continues to develop. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's former Director and related parties. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or are unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Moreover, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Cash Provided By (Used In) Operating Activities

During the period January 1, 2011 through December 31, 2011, the Successor’s cash used in operating activities totaled $150,240. Cash used in operating activities was primarily attributable to the net effect of making credit sales and an increasing balance in the tax credits receivable from blending activities. Overall receivables increased $167,200 and $180,753 of this net amount was associated with receivables on RIN sales, which were made at year end. Inventories increased $66,036 over the prior year. NABE’s tax credits receivable decreased $127,483 during the period under consideration due to a valuation allowance that was placed on the credits available as tax offsets to biodiesel producers. Overall payables increased $94,755 for the same period.

During the period January 1, 2010 through August 23, 2010, the Predecessor’s cash provided by operating activities totaled $71,290. For the Predecessor during the period under consideration, cash provided by operating activities was primarily attributable to profitably re-processing and selling out-of-specification biodiesel that had been purchased from neighboring plants.

During the period August 24, 2010 through November 30, 2010, the Successor’s cash used in operating activities totaled $31,321. For the same period, the Successor’s cash used in operating activities was primarily for professional fees (accounting and legal services) associated with regulatory filings involved with the acquisition of NABE.

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

Cash Provided By (Used In) Investing Activities

During the period January 1, 2011 through December 31, 2011, the Successor’s cash used in investing activities totaled $68,899. This amount primarily represents plant-wide efforts to improve operating efficiency through insulating equipment and piping and through replacing outdated, less efficient pumps at the biodiesel production facility in Lenoir, NC.

During the period January 1, 2010 through August 23, 2010, the Predecessor’s cash used in investing activities totaled $22,434. For the Predecessor during the period under consideration, cash used in investing activities was chiefly the result of making payments on filtration equipment, which was recorded as construction in progress.

During the period August 24, 2010 through November 30, 2010, the Successor’s cash used in investing activities totaled $29,049. For the same period, the Successor’s cash used in investing activities was used to purchase fixed assets for our facility.

During the one month period ended December 31, 2010, the Successor’s cash used in investing activities totaled $4,729. For the one month ended December 31, 2010, the Successor's cash used in investing activities represented capitalized labor associated with the continued installation of a process chiller.

Cash Provided By (Used In) Financing Activities

During the period January 1, 2011 through December 31, 2011, the Successor’s cash provided by financing activities totaled $150,594. This amount represents repayment of $87,500 in related party debt, proceeds from the sale of stock of $300,000 and payments, net of borrowings, totaling $61,906 on long-term debt to third-party creditors.

During the period January 1, 2010 through August 23, 2010, the Predecessor’s cash used in financing activities totaled $24,827. For the Predecessor during the period under consideration, cash used in financing activities represented payments, net of borrowings, on long-term debt obligations to third-party creditors.

During the period August 24, 2010 through November 30, 2010, the post-merger Company’s cash provided by financing activities totaled $278,802. For the period August 24, 2010 through November 30, 2010, the post-merger Company's cash provided by financing activities was primarily a result of selling shares of stock.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Incoming, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Incoming, Inc. (“the Company” or “Successor”) as of December 31, 2011 and 2010, the related consolidated statements of operations for the period from January 1, 2011 through December 31, 2011, the period from January 1, 2010 through August 23, 2010, the period from August 24, 2010 through November 30, 2010, the period from December 1, 2010 through December 31, 2010, the related consolidated statements of cash flows for the same periods and the related consolidated statements of stockholders’ deficit for the period from August 24, 2010 through November 30, 2010, the period from December 1, 2010 through December 31, 2010 and the period from January 1, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and the consolidated results of its operations and its cash flows for the period from January 1, 2011 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

April 16, 2012

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash	$122,727	$191,272
Accounts receivable, trade	223,323	12,435
Accounts receivable, related party	235,280	278,968
Inventory	69,323	6,744
Tax credit receivable	80,412	176,988
Prepaid expenses	7,947	8,645
Other current assets	100	717
Total current assets	739,112	675,769

Property and equipment, net	688,225	696,109
Construction in progress	227,000	222,700
Total assets	$1,654,337	$1,594,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$533,002	$688,186
Current maturities of long term debt	52,204	60,662
Accrued liabilities	14,605	6,384
Accounts payable – related party	321,540	71,601
Short term debt – related parties	10,000	97,500
Total current liabilities	931,351	924,333

Long-term debt	121,813	175,260
Total Liabilities	1,053,164	1,099,593

Capital stock $.001 par value; 75,000,000 shares authorized;
Class A - 28,774,332 and 18,149,332 shares issued and outstanding	28,774	18,149
Convertible Class B - 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,103,397	4,618,815

Deficit accumulated during the development stage	(5,532,978)	(4,143,959)
Total stockholders’ equity		494,985
	601,173
Total liabilities and stockholder's equity	$1,654,337	$1,594,578

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year ended December 31, 2011	Predecessor January 1, 2010 through August 23, 2010	Successor August 24, 2010 through November 30, 2010	Successor One month ended December 31, 2010

Revenue	816,986	62,159	17,910	2,493
Renewable identification number sales	855,519	—	6,039	—
Revenues from related parties	441,653	379,964	11,700	—
Total revenue	2,114,158	442,123	35,649	2,493

Cost of revenue	1,721,364	76,790	107,240	12,768
Cost of revenue from related parties	264,977	289,922	15,554	—
Depreciation	72,676	34,899	17,294	5,815
Gross profit (loss)	55,141	40,512	(104,439)	(16,090)

Selling, General, and Administrative Expenses	1,507,565	95,794	241,309	13,253

Other income (expense)
Grant and other income	74,794	46,141	7,137	1,829
Interest income	1,203	—	1,617	580
Interest expense	(12,592)	(8,529)	(5,328)	(53)
Total other income	63,405	37,612	3,426	2,356

Net Loss	(1,389,019)	(17,670)	(342,322)	(26,987)

Net Loss per Class A Common Share (Basic and Diluted)	(0.06)	—	(0.02)	(0.00)

Net Loss per Class B Common Share (Basic and Diluted)	(0.70)	—	(0.17)	(0.01)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	22,802,928	—	18,461,523	18,149,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	—	1,980,000	1,980,000

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Predecessor January 1, 2010 through August 23, 2010	Successor August 24, 2010 through November 30, 2010	Successor One month ended December 31, 2010
Cash Flows from operating activities
Net loss	$(1,389,019)	$(17,670)	$(342,322)	$(26,987)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	1,195,207	—	—	—
Depreciation	72,676	34,899	17,294	5,815
Bad debt expense	10,980	—	—	—
Write off of obsolete inventory	3,457	—	—	—
Establishment of tax credit receivable valuation allowance	224,059	—	—	—
Changes in operating assets and liabilities
Accounts receivable	(221,868)	76,513	3,551	(2,820)
Accounts receivable – related party	43,688	(287,268)	8,275	25
Tax credit receivable	(127,483)	(12,798)	—	—
Prepaid expenses	698	(18,473)	13,754	1,966
Inventory	(66,036)	33,786	38,137	354
Other assets	617	(567)	10,000	(150)
Accounts payable	(155,184)	230,046	175,926	(21,426)
Accounts payable – related party	249,939	35,149	15,555	6,549
Accrued expenses	8,029	(2,327)	28,509	(22,861)

Net cash provided by (used in) operating activities	(150,240)	71,290	(31,321)	(59,535)
Cash flows from investing activities
Purchase of fixed assets	(68,899)	(22,434)	(29,049)	(4,729)
Net cash used in investing activities	(68,899)	(22,434)	(29,049)	(4,729)
Cash flows from financing activities
Proceeds from sale of stock	300,000	—	300,000	—
Payments on related party debt	(87,500)	—	—	—
Proceeds from third party debt	10,614	5,437	—	—
Principal payments on debt	(72,520)	(30,264)	(21,198)	(2,071)

Net cash provided by (used in) financing activities	150,594	(24,827)	278,802	(2,071)
Net cash increase (decrease) for period	(68,545)	24,029	218,432	(66,335)
Cash at beginning of period	191,272	12,447	39,175	257,607
Cash at end of period	$122,727	36,476	257,607	$191,272

Supplemental disclosure of cash flow information
Cash paid for interest	$12,592	8,529	5,328	$53
Cash paid for income taxes	—	—	—	—

Non-cash investing and financing activities
Common stock issued for settlement of debt	—	—	191,418	—
Cancellation of common stock	—	—	1,200	—

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from August 24, 2010 to December 31, 2011

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, August 24, 2010	18,224,000	$18,224	1,980,000	$1,980	$4,127,321	$(3,774,650)	$372,875
Issuance of Common Stock on Sept. 9, 2010 for debt cancellation at $.51 per share	375,332	375	—	—	191,044	—	191,419
Retirement of shares on November 15, 2010	(1,200,000)	(1,200)	—	—	1,200	—	—
Issuance of Common Stock on November 16, 2010 for cash at $.40 per share	750,000	750	—	—	299,250	—	300,000
Net loss	—	—	—	—	—	(342,322)	(342,322)
Balances, November 30, 2010	18,149,332	$18,149	1,980,000	$1,980	$4,618,815	$(4,116,972)	$521,972

Net loss	—	—	—	—	—	(26,987)	(26,987)
Balances, December 31, 2010	18,149,332	$18,149	1,980,000	$1,980	$4,618,815	$(4,143,959)	$494,985

Issuance of Common Stock on Jan. 24, 2011 for consulting services at $.07 per share	187,500	188	—	—	12,937	—	13,125
Issuance of Common Stock on Jan. 31, 2011 for consulting services at $.10 per share	187,500	187	—	—	18,563	—	18,750
Issuance of Common Stock on Jun 9, 2011 for consulting services at $.15 per share	500,000	500	—	—	74,500	—	75,000
Amortization of unearned shares granted on Jun 9, 2011 for consulting services at $.15 per share	—	—	—	—	58,332	—	58,332
Issuance of Common Stock on Jul 22, 2011 for consulting services at $.11 per share	8,000,000	8,000	—	—	872,000	—	880,000
Issuance of Common Stock on Jul 27, 2011 for consulting services at $.11 per share	500,000	500	—	—	54,500	—	55,000
Issuance of Common Stock on Aug 22, 2011 for cash at $.40 per share	500,000	500	—	—	199,500	—	200,000
Amortization of unearned shares granted on Jun 9, 2011 for consulting services at $.15 per share	—	—	—	—	45,000	—	45,000
Issuance of Common Stock on Oct 18, 2011 for cash at $.40 per share	250,000	250	—	—	99,750	—	100,000
Issuance of Common Stock on Dec 9, 2011 for consulting services at $.10 per share	500,000	500	—	—	49,500	—	50,000
Net loss	—	—	—	—	—	(1,389,019)	(1,389,019)
Balances, December 31, 2011	28,774,332	$28,774	1,980,000	$1,980	$6,103,397	$(5,532,978)	$601,173

INCOMING, INC.

STATEMENT OF MEMBERS’ EQUITY

For the period from January 1, 2010 to August 23, 2010

PREDECESSOR

Members' equity at January 1, 2010	200,533
Net income	(17,670)
Members' equity at August 23, 2010	$182,863

The accompanying notes are an integral part of these financial statements.

INCOMING, INC.

 NOTES TO THE FINANCIAL STATEMENTS

Note 1   Nature and Continuance of Operations

Organization

We were incorporated in Nevada on December 22, 2006. Our fiscal year end is December 31, after changing it from November 30 a year ago. On August 23, 2010, we acquired an existing biodiesel production facility in Lenoir, NC from North American Bio-Energies, LLC (“NABE”). NABE has December 31 as its fiscal year end.

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of December 31, 2011, the Company has a working capital deficiency of $192,239, and has an accumulated deficit of $5,532,978. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Consolidation

The accompanying successor consolidated financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary North American Bio-Energies, LLC (“NABE”). Intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2011 the Company had cash of $122,727 held in FDIC insured accounts. At December 31, 2010 the Company had cash of $191,272 held in FDIC insured accounts.

Revenue Recognition

Incoming derives all of its revenue from operations of the NABE biodiesel plant in Lenoir, North Carolina, which was acquired in August of 2010. Through NABE, the Company’s operations are focused 100% on biodiesel production and sales. Currently, we derive the majority of our revenue from the sale of biodiesel and the sale of glycerin, a by-product from bio-diesel production. Revenues from biodiesel and glycerin sales are recognized when the product has been delivered and collectability is reasonably assured.

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

Once RINs have been separated from biodiesel, NABE has the option of selling the commodities directly to obligated parties or selling them to brokers. To date, all of NABE's RIN sales have been to brokers due to the smaller quantities that have been available. Brokers will often aggregate RINs from multiple parties and then sell them to obligated parties. RIN market values fluctuate daily and are readily determinable from online sources. NABE offers buyers a 10-day return policy. NABE recognizes revenue from sales of RINs after the parties have established a sales price, the RINs have been transferred to the buyer through the EMTS, the related revenue is deemed realizable and the return period has expired.

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

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (which range from 1 to 20 years) using the straight-line method. Repair and maintenance expenditures, which do not result in improvements, are charged to expense as incurred.

Construction in Progress

Construction in progress is stated at cost, which includes the costs incurred to third parties for construction of plant assets. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2011 and 2010 represents plant assets under construction and prepayments on assets being purchased.

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

Net Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to consultants are accounted for in accordance with ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and December 31, 2010.

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

Presented below are unaudited pro-forma consolidated statements of operations for the twelve-month period ending December 31, 2010.

INCOMING, INC.

CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS

(UNAUDITED)

Twelve Months Ended December 31, 2010
Revenue	$480,265

Gross Profit	$(80,017)

Net Income (Loss)	$(386,979)

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$(0.02)

Net Income (Loss) per Class B Common Share (Basic and Diluted)	$(0.20)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	22,802,928

Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000

Note 4   Inventory

Inventories consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Raw materials	$29,155	$6,744
Work in process	—	—
Finished goods	40,168	—
By-products	—	—
Total	$69,323	$6,744

Note 5   Tax Credit Receivable

The Company is considered a small agri-biodiesel producer and therefore is eligible for biodiesel and renewable diesel fuels tax credits. The Company is eligible for a $1 per gallon blender’s credit, which is a refundable credit based on the Company’s production and sale of qualified agri-biodiesel in a given tax year, and a $0.10 per gallon producer’s credit, which is applicable against earnings when determining income tax liabilities. The estimated total tax credit receivable as of December 31, 2011 and 2010 was $80,412 and $176,988. Tax credit income for 2011 and 2010 was $485,383 and $12,798, respectively, and are recorded as a reduction to the Company’s production costs.

Since the Company has not been profitable to date, and the $0.10 per gallon producer’s credit can only be realized against earnings, a valuation allowance of $224,059 was placed on the tax credit receivables as of December 31, 2011. The net tax credit receivable of $80,412 in the Company’s balance sheet as of December 31, 2011 represents the amount management expects to realize.

Note 6   Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Plant and equipment (5-10 years)	$698,877	$701,283
Leasehold improvements (15-20 years)	80,897	13,699
Office equipment & software (1-5 years)	3,539	3,539
	783,313	718,521
Less: accumulated depreciation	(95,088)	(22,412)
Total	$688,225	$696,109

As of December 31, 2011 and 2010, NABE was in the process of paying third parties to construct a biodiesel resin purification system and other biodiesel production equipment. The amounts associated with these projects are included in construction in progress in the balance sheet. NABE expects additional funding amounting to $99,300 will be required for completion of these projects. NABE is currently in the process of preparing grant applications for securing the balance of the funding necessary to complete the projects. If the Company is unable to secure the additional funding for the purification system, we may consider selling the components that have been received to date.

Note 7   Bank Line of Credit and Notes Payable

At December 31, 2009, NABE had available a $250,000 revolving credit agreement with a bank. Interest was paid monthly at a variable rate of prime plus one percent (4.25 percent at December 31, 2009). On April 27, 2010, this line was modified into a five-year term loan with 59 monthly principal and interest installments of $4,805 with one final payment on April 25, 2015. The balances outstanding at December 31, 2011 and 2010 were $171,917 and $222,806, respectively.

In addition, NABE had a variable rate term note, originally loaned in November of 2006, payable to the same bank in monthly principal and interest installments of $2,125. Interest was payable monthly at a variable rate of prime plus 1 percent. The note, which had been collateralized by accounts receivable, inventory, and various pieces of equipment, matured on November 10, 2011. The balances outstanding at December 31, 2011 and 2010 were $0 and $13,116, respectively.

NABE also entered into a term note in April 2011 that will mature in February 2012. The note is payable in monthly principal and interest installments of $1,102. Interest is payable monthly at a rate of 10.73%. The balance outstanding at December 31, 2011 was $2,100.

Future maturities of long-term debt as of December 31, 2011 are as follows:

Year Ending December 31,	Amount
2012	$52,204
2013	52,798
2014	55,638
2015	13,377
Total	$174,017

Note 8   Related Party Transactions

a) During the year ended 2009, NABE received loan advances from Echols Oil Company (related party) totaling $97,500. As of December 31, 2011, $87,500 had been repaid, which left a remaining balance of $10,000 due to Echols Oil Company. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols Oil Company.

b) NABE sells a portion of its finished goods to and purchases product for processing from Verde Bio Fuels, Inc. and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During 2011 and 2010, sales to the related companies were $441,653 and $391,664, respectively. During 2011, purchases from the related companies were $264,977. As of December 31, 2011 and 2010, the Company had outstanding receivables from these companies of $235,280 and outstanding payables of $321,540. The amount of related party payables at December 31, 2010 included payables to Green Valley Bio-Fuels in the amount of $274,916.

Note 9   Acquisition of NABE

On August 23, 2010, Incoming acquired NABE, a biodiesel plant in Lenoir, North Carolina, for 990,000 Class A common shares and 1,980,000 Class B common shares valued at $593,934 on the date of acquisition. NABE is engaged in the business of wholesaling biodiesel to distributors in the Southeast region of the United States; as well as selling glycerin (a biodiesel by-product) to refiners and manufacturers. The plant’s focus is on commercial grade biodiesel produced from virgin agri-based feedstock that meets the standards for biodiesel established by The American Society of Testing and Materials and adopted by the Environmental Protection Agency. NABE is the Company’s sole subsidiary. The purchase price allocation is summarized as follows:

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

Note 10 Equity Transactions

During the twelve months ended December 31, 2011, Incoming, Inc. consummated the following equity transactions:

1.	Issued 375,000 Class A Common shares in exchange for services valued at $31,875 during January 2011.
2.	The Company amended its Articles of Incorporation on February 11, 2011 to provide each holder of Class B Common Stock with the right to convert, at the holder’s election, one share of Class B Common Stock into one share of Class A Common Stock. The effective date of the Certificate of Amendment was February 11, 2011. The Company determined that the fair value of the Class B Common Stock exceeded the fair value of the Class A Common Stock on the date of the amendment and therefore no additional value was given to the holders of the Class B Common Stock as a result of the amendment.

3.	On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to a director with a fair value of $300,000. 500,000 of the shares vested immediately and 500,000 shares vest every 90 days through March 2012. As of December 31, 2011, the Company had issued 1,500,000 Class A Common shares in conjunction with this grant and recognized $283,332 of stock-based compensation during the twelve months ended December 31, 2011.
4.	On July 22, 2011, the Company issued 8,000,000 Class A Common shares in exchange for services valued at $880,000.
5.	On August 22, 2011, the Company sold 500,000 Class A Common shares for $200,000.
6.	On October 18, 2011, the Company sold 250,000 Class A Common shares for $100,000.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock outstanding, are entitled to receive the assets of the Company ratably in proportion to the number of shares held by them, and are entitled to receive dividends for each share held as declared by the Board of Directors. Holders of Class B common stock are entitled to two votes for each share of Class B common stock outstanding, can convert their shares into Class A common stock at a ratio of 1:1, are entitled to receive the assets of the Company ratably in proportion to the number of shares held by them, and are entitled to receive dividends for each share held as declared by the Board of Directors.

Note 11 Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During fiscal years 2011 and 2010, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward (Successor basis) is approximately $1,021,000 and $828,000 at December 31, 2011 and 2010 and will expire beginning in 2027.

At December 31, 2011 and 2010 deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets
Net operating losses	$357,471	$280,000
Less: valuation allowance	(357,471)	(280,000)

Net deferred tax asset	$—	$—

Note 12 Major Customers and Vendors

During 2011, two related party customers accounted for 21% of total revenue, one third-party customer accounted for 42% of total revenue, two related party vendors accounted for 15% of total cost of revenues and a third party vendor accounted for 53% of total cost of revenues.

During 2010, two related party customers accounted for 77% of total revenue, one related party vendor accounted for 73% of total cost of revenues and a third party vendor accounted for 13% of total cost of revenues.

Note 13 Other Income

During 2011, NABE received a grant from various grants from funding organization within the State of North Carolina. The North Carolina Green Business Fund provided $49,878 in grant funds toward efficiency improvement efforts throughout the biodiesel production plant in North Carolina. The USDA Biofuel Program provided $24,876 in grant funding based on production at the plant utilizing agri-based feedstock materials.

During 2010, NABE received a grant from various grants from funding organization within the State of North Carolina. The Carolina Land and Lakes Grant provided grant monies totaling $41,571 that assisted with implementing procedures for reducing the amount of waste that the plant sent to landfills. The North Carolina Department of Environment and Natural Resources provided $4,500 in connection with improving efficiency of the plant. The USDA Biofuel Program provided $2,927 in grant funding based on production at the plant utilizing agri-based feedstock materials.

Note 14 Subsequent Events

On March 9, 2012, the Company issued 500,000 Class A common shares for consulting services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 6, 2009, the Company engaged MaloneBailey, LLP as the Company’s independent registered public accounting firm. There has been no change in the Company’s accounting firm since that time.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011. The Company has taken the steps described below to remediate such material weaknesses.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2011.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell Jr.	56	CEO, Chairman
Victor AbiJaoudi II	30	Director
Frank Aaron Gay	50	Director

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

Victor AbiJaoudi II. Mr. AbiJaoudi has served as a director of the Company since July 23, 2010. Previous experience includes: Founder and Brand Manager of Reset Creative, Inc., a creative marketing and production agency, from 2008 until July 2010; Engineer and Project Manager at Bad Boy Entertainment Worldwide, a multinational entertainment company, from 2005 to 2008; Founder and CEO of TradeMark Entertainment, LLC, an entertainment company, from 2002 to 2008; and Founder and CEO of Shao Studios, Inc., a new media design company, from 2002 to 2005. Mr. AbiJaoudi graduated in 2003 from Duke University with a degree in Economics. Mr. AbiJaoudi’s experience, qualifications, skills and attributes led the Company to the conclusion that he should serve as a director of the Company in light of the Company’s business.

Frank Aaron Gay Mr. Gay currently serves as CEO and majority owner of Green Valley Bio-Fuels, a biodiesel company established in Warrenville, SC in 2009. In addition to his duties associated with the biodiesel production company, Mr. Gay concurrently holds positions with three other companies. Since 1996, he has held the title of CEO of Quality Plus Services, Inc., an engineering and construction. He is Vice-President of Roberts Energy Company, a fuel distribution company, and has served in this role since 2010. Starting in 2010, Mr. Gay also accepted the role of CEO of SSG – Systems Support Group, a government contracting company that performs IT service and military support.

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

Name	Date of Reporting Event	Required Filing Date	Date of Filing
Victor AbiJaoudi II	July 1, 2010(3) July 23, 2010(1)(2)	July 11, 2010 July 3, 2010	Form 3 filed on September 9, 2010 Form 4 filed on September 9, 2010
Yuri Nesterov			Not Filed
Elena Djar			Not Filed
Ephren W. Taylor II	September 1, 2009 (1))(2)	September 11, 2009	Form 3 filed on September 13, 2010
Jasmine Victoria	July 1, 2010(3) July 23, 2010(2)	July 11, 2010 August 2, 2010	Form 3 filed on September 9, 2010 Form 4 filed on September 9, 2010
Aaron West	July 31, 2009 (1))(2)(3)	August 10, 2009	Not Filed
Elaina Watley	July 31, 2009 (1))(2)(3)	August 10, 2009	Not Filed
Ephren W. Taylor II City Capital Corporation Resilient Innovations LLC(4)	September 10, 2009(3) October 20, 2009(3) July 1, 2010(3)	September 14, 2009 October 22, 2009 July 5, 2010	Form 4 filed on September 13, 2010

(1)	Date of appointment as a Director of the Company.
(2)	Date of appointment as an Executive Officer of the Company.
(3)	Date of issuance of shares of the Company’s Common Stock.
(4)	Filed as a group for purposes of Section 13(d) of the Securities Exchange Act of 1934

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

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary, bonus compensation, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation earnings in excess of $100,000.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	440,000(1)	-0-	-0-	-0-	-0-	440,000

Victor AbiJaoudi II, Director and Former President, Chief Operating Officer(2)	2010	-0-	-0-	1,147,500(4)	-0-	-0-	-0-	-0-	1,147,500
	2011	-0-	-0-	110,000(5)	-0-	-0-	-0-	-0-	110,000

Eric S. Norris, Secretary	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	165,000(6)	-0-	-0-	-0-	-0-	165,000

Frank Aaron Gay, Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	283,833(7)	-0-	-0-	-0-	-0-	283,833

(1) The Company issued Mr. Bell 4,000,000 shares of the Company's Class A common stock on July 22, 2011 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.11 per share.

(2) On October 5, 2011, Mr. Victor AbiJaoudi II tendered his resignation as the Company’s President and Chief Operating Officer and the Company’s Board of Directors accepted the resignation effective immediately.

(3) The Company previously issued Mr. AbiJaoudi 250,000 shares of the Company's Class A common stock on September 10, 2009 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.01 per share.

(4) The Company previously issued Mr. AbiJaoudi 2,250,000 shares of the Company's Class A common stock on July 1, 2010 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.51 per share.

(5) The Company issued Mr. AbiJaoudi 1,000,000 shares of the Company's Class A common stock on July 22, 2011 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.11 per share.

(6) The Company issued Mr. Norris 1,500,000 shares of the Company's Class A common stock on July 22, 2011 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.11 per share.

(7) On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to Mr. Gay with a fair value of $300,000. 250,000 of the shares vested immediately and 250,000 shares vest every 90 days through March 2012. As of December 31, 2011, the Company had issued 1,500,000 Class A Common shares in conjunction with this grant and recognized $283,833 of stock-based compensation during the twelve months ended December 31, 2011.

Employment Agreements

We currently do not have employment agreements with any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan. We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2011 and currently no compensation arrangements are in place for the compensation of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 2, 2011 based upon: (i) 28,774,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock
		Officers & directors
R. Samuel Bell, Jr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	CEO, Chairman of the Board	Class A Common Stock/ Class B Common Stock(1)	6,000,000/ 1,980,000	20.9%	100%

Victor AbiJaoudi II c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	3,620,000	12.6%	—

Frank Aaron Gay c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	1,500,000	5.2%	—

Eric S. Norris c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Secretary	Class A Common Stock	1,500,000	5.2%	—

All officers and directors as a group (4 total)		Class A Common Stock/ Class B Common Stock(1)	12,620,000/ 1,980,000	43.9%	100%

		5% Beneficial Owners
Aaron West 1635 N Cahuenga Blvd. Los Angeles, CA 90028		Class A Common Stock	3,000,000	10.4%	—
Elaina Watley 7225 Crescent Park West Apt. 210 Playa Vista, CA 90094		Class A Common Stock	1,500,000	5.2%	—

(1) In accordance with the terms of the Exchange Transaction, the holder of Class B Common Stock is entitled to two votes per share on all matters and votes with holders of Class A Common Stock together on all matters as one class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2011 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

In 2011 the Company’s subsidiary, NABE, sold $199,416.82 of product to Echols Oil Company. In the same period NABE sold $257,274.10 to Verde Bio Fuels Inc. The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company and Verde Bio Fuels Inc.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by Malone Bailey LLP ("MB") for fiscal years 2011 and 2010:

	2011	2010
	MB	MB
Audit Fees	106,640	61,106

Audit Related Fees

Tax Fees

All Other Fees

TOTAL	$106,640	$61,106

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

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

PART IV

Item 15. Exhibits

	Exhibit No.	Description

(1)	3.1	Articles of Incorporation, as amended

(1)	3.2	Bylaws of Incoming, Inc.

(2)	3.3	Certificate of Amendment to the Articles of Incorporation, as filed with the Nevada Secretary of State on August 19, 2010

*	3.4	Form of Certificate of Amendment to the Articles of Incorporation to be effective March 17, 2011

(3)	4.1	Promissory Note issued by Incoming, Inc. to Christian Fauria, dated November 25, 2009, as amended by that certain extension of promissory note dated January 14, 2010

(4)	4.2	Note Modification Agreement by and between North American Bio-Energies, LLC and Branch Banking and Trust Company dated April 27, 2010.

(4)	4.3	Note Modification Agreement by and between North American Bio-Energies, LLC and Branch Banking and Trust Company dated April 27, 2010.

(2)	10.1	Second Amended and Restated Exchange Agreement by and among Incoming, Inc., North American Bio-Energies, LLC and the members of North American Bio-Energies, LLC, dated August 18, 2010

(2)	10.2	Exchange Agreement by and among Incoming, Inc., North American Bio-Energies, LLC and the members of North American Bio-Energies, LLC, dated June 18, 2010

(5)	10.3	Exchange Agreement by and among Incoming, Inc., North American Bio-Energies, LLC and the members of North American Bio-Energies, LLC, dated June 18, 2010

(2)	10.4	Loan Agreement by and between Incoming, Inc. and Ephren Taylor II, dated October 1, 2009

(2)	10.5	Loan Agreement by and between Incoming, Inc. and City Capital Corporation, dated November 6, 2009

(2)	10.6	Loan Agreement by and between Incoming, Inc. and Resilient Innovations, LLC, dated April 14, 2010

(4)	10.7	Lease Agreement by and between North American Bio-Energies, LLC and Neptune, Inc. dated April 1, 2007.

*	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed on June 30, 2008.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 24, 2010.
(3)	Incorporated by reference to Amendment No. 1 to the Company's Current Report on Form 8-K filed on September 9, 2010.
(4)	Incorporated by reference to Amendment No. 2 to the Company's Current Report on Form 8-K filed on November 19, 2010.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOMING, INC.

By:	/s/ R. Samuel Bell
R/ Samuel Bell
Chairman and CEO

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell	CEO and Chairman, Board of Directors	April 16, 2012
R. Samuel Bell	(Principal Executive Officer)

/s/ Eric Norris	Vice President, Finance	April 16, 2012
Eric Norris	(Principal Financial Officer)

