Form 10-K/A
period 2011-12-31
Incoming, Inc.
filed 2012-05-17
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

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

Not Applicable

EXPLANATORY NOTE

The sole purpose of this amendment to Incoming, Inc. Annual Report on Form 10-K (the “Form 10-K”) for the period ended December  31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way; disclosures made in the original Form 10-K.

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

