Form 10-Q
period 2012-03-31
Incoming, Inc.
filed 2012-05-17
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

As of May 15, 2012, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$176,166	$122,727
Accounts receivable, trade	835	223,323
Accounts receivable, related parties	254,740	235,280
Inventory	66,498	69,323
Tax credit receivable	-	80,412
Prepaid expenses	3,652	7,947
Other current assets	100	100
Total current assets	501,991	739,112

Property and equipment, net	744,645	688,225
Construction in progress	170,700	227,000
Total assets	$1,417,336	$1,654,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	329,598	533,002
Short term debt	50,441	52,204
Accrued liabilities	17,070	14,605
Accounts payable – related parties	336,546	321,540
Short term debt – related parties	10,000	10,000
Total current liabilities	743,655	931,351

Long-term debt	109,313	121,813
Total Liabilities	852,968	1,053,164

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 29,274,332 and 28,774,332 shares issued and outstanding	29,274	28,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,119,564	6,103,397

Accumulated deficit	(5,586,450)	(5,532,978)
Total stockholders’ equity	564,368	601,173

Total liabilities and stockholders’ equity	$1,417,336	$1,654,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Revenue	$119,611	$4,027
Renewable identification number sales	-	23,654
Revenue from related parties	19,460	50,944
Total revenue	139,071	78,625

Cost of revenue	229,763	77,846
Cost of revenue from related parties	-	-
Depreciation	19,713	15,353
Gross profit (loss)	(110,405)	(14,574)

Selling, General, and Administrative Expenses	28,740	134,519
Gain on forgiveness of trade payables	(30,000)	-

Other income (expense)
Grant and other income	58,089	-
Interest income	-	586
Interest expense	(2,416)	(3,074)
Total other income (expense)	55,673	(2,488)

Net Loss	$(53,472)	$(151,581)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.03)	$(0.08)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	28,895,211	18,409,749
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from operating Activities
Net loss	$(53,472)	$(151,581)
Adjustments to reconcile net loss to net cash provided by operations:
Stock based compensation	16,667	31,875
Gain on forgiveness of trade payables	(30,000)	-
Depreciation	19,713	15,353
Changes in operating assets and liabilities
Accounts receivable	222,488	(13,099)
Accounts receivable – related party	(19,460)	3,312
Tax credit/other receivables	80,412	-
Prepaid expenses & other current assets	4,295	5,896
Inventory	2,825	(7,341)
Other assets	-	603
Accounts payable	(173,404)	(7,049)
Accounts payable – related party	15,006	451
Accrued expenses	2,465	-

Net cash provided by (used in) operating activities	87,535	(121,580)
Cash flows from investing activities
Purchase of fixed assets	(19,833)	(3,774)
Net cash used in investing activities	(19,833)	(3,774)
Cash flows from financing activities
Payments on related party debt	-	(30,000)
Principal payments on debt	(14,263)	(17,208)

Net cash used in financing activities	(14,263)	(47,208)
Net cash increase (decrease) for period	53,439	(172,562)
Cash at beginning of period	122,727	191,272
Cash at end of period	$176,166	$18,710

Supplemental disclosure of cash flow information
Cash paid for interest	$2,416	3,074
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	56,300	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1	Organization, and Summary of Significant Accounting Policies

Organization

Incoming, Inc. (“We”, “our” or “the Company”) was incorporated in the state of Nevada on December 22, 2006. Our fiscal year end is December 31. Results of operations primarily relate to our subsidiary, North American Bio-Energies, LLC, the former owner and manager of the biodiesel production facility (doing business as Foothills Bio-Energies), and its operations at the facility located in Lenoir, North Carolina.

Reclassifications

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary North American Bio-Energies, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2	Going Concern

These financial statements have been prepared on a going concern basis. As of December 31, 2011, the Company had a working capital deficiency of $192,239, and had accumulated a deficit of $5,532,978. As of March 31, 2012, the Company had a working capital deficiency of $241,664, and had accumulated a deficit of $5,586,450. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3	Related Party Transactions

NABE sells a portion of its finished goods to Verde Bio Fuels and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the three months ended March 31, 2012, sales to the related companies were $19,460. As of March 31, 2012, the Company had outstanding receivables from these companies of $254,740. As of March 31, 2012, the Company had outstanding payables to these companies of $336,546 and had $10,000 of short-term debt payable to related parties.

Note 4	Equity Transactions

During the three months ended March 31, 2012, Incoming consummated the following equity transactions:

1.
On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to a director with a fair value of $300,000. 500,000 of the shares vested immediately and 500,000 shares have vested each quarter through March 2012. During the three months ended March 31, 2012, the Company issued the remaining 500,000 Class A Common shares in conjunction with this grant and recognized the remaining $16,667 of stock-based compensation. As of March 31, 2012, the Company had issued the full 2,000,000 shares related to this grant.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2011.

Overview

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of March 31, 2012, the Company had a working capital deficiency of $241,664, and had an accumulated deficit of $5,586,450, since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

We do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the period from inception (December 22, 2006) to December 31, 2011, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. Currently, we are engaged in producing biodiesel and strategically purchasing biodiesel from other producers to meet commercial requirements. We also sell glycerin, which is created as a byproduct of the biodiesel production process. Once the facility has accumulated sufficient glycerin to make full loads, it is typically sold to the market.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is then tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. The glycerin byproduct is then separated from the biodiesel and any excess methanol is recovered. The recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue, RIN sales and Revenue From Related Parties
The Company generated revenues of $139,071 during the period January 1, 2012 through March 31, 2012. Revenue generated during the period was due primarily to biodiesel sales and to glycerin sales. During the period January 1, 2012 through March 31, 2012, our blended biodiesel sales to third parties totaled approximately $118,257 and our sales to related parties amounted to $19,460. There were no sales of RINs during the first quarter of 2012. During the period under consideration, methylated glycerin sales amounted to $1,354.

We generated $78,625 in revenues during the three months ended March 31, 2011. Revenue for the period was generated through the sale of products (biodiesel and wet methanol) and through the sale of RIN-gallons. All biodiesel produced during the quarter was sold to related parties for approximately $50,900. The remaining revenue on product sales was generated through the selling of wet methanol to third parties. Methanol that had been recovered during the glycerin de-methylating process had moisture content in excess of what could reasonably be used in the production process. NABE was able to sell the wet methanol to a company specializing in chemical distillation. We had $23,654 in RIN-gallon sales during the first quarter of 2011.

Comparing the Company’s activity for the period January 1, 2012 through March 31, 2012 to the activity for the period January 1, 2011 through March 31, 2011, there was an increase in revenue of $60,446 from $78,625 to $139,071. The period-over-period increase was due primarily to increased biodiesel sales despite the inability to sell RINs. Biodiesel sales experienced an increase of approximately 12,200 gallons sold during the period January 1, 2012 through March 31, 2012 compared to the period January 1, 2011 through March 31, 2011. The Company had no RIN sales during the period January 1, 2012 through March 31, 2012, but transacted $23,654 in RIN sales during the period January 1, 2011 through March 31, 2011. Additionally, the Company had no wet methanol sales during the period January 1, 2012 through March 31, 2012, but transacted $4,027 in wet methanol sales during the period January 1, 2011 through March 31, 2011.

Cost of Revenue
Cost of revenue totaled $229,763 during the period January 1, 2012 through March 31, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Our cost of revenue was $77,846 during the three months ended March 31, 2011. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs.

Comparing the Company’s activity for the period January 1, 2012 through March 31, 2012 to the activity for the period January 1, 2011 through March 31, 2011, there was an increase in cost of revenues of $151,917 as the cost of revenues rose from $77,846 to $229,763. The period-over-period increase was due in large part to expiration of the blender tax credit. Approximately 12,200 more gallons were sold during the current year period than during the prior year period under consideration, but the inability to benefit from the blender’s tax credit severely impacted our cost of sales.

Depreciation
Depreciation expense totaled $19,713 for the period January 1, 2012 through March 31, 2012.

Depreciation expense was $15,353 for the three months ended March 31, 2011.

Gross Profit
Gross profit for the Company was a loss of ($110,405) for the period January 1, 2012 through March 31, 2012. The primary reason for the gross loss during the period was the impact of being unable to sell RINs in the current market, which continues to be impacted by the fraudulent actions of the parties in Maryland and Texas.

The Company’s gross profit was a loss of ($14,574) for the three months ended March 31, 2011. The primary reasons for the gross loss during the period included higher raw material costs, increased plant maintenance costs ($9,200) and the lack of distressed material that was available in the prior year.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $28,740 for the period January 1, 2012 through March 31, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead, and consulting fees ($16,667).

SG&A expenses totaled $134,519 for the three month period ended March 31, 2011. During the first quarter of 2011, the Company’s SG&A expenses were primarily comprised of payroll, professional fees associated filings for publicly traded companies ($39,000), fundraising fees ($5,400), and consulting fees ($62,500).

Comparing the Company’s activity for the period January 1, 2012 through March 31, 2012 to the activity for the period January 1, 2011 through March 31, 2011, there was a decrease in SG&A expenses of $105,779 as SG&A declined from $134,519 to $28,740. The period-over-period decrease was due primarily to reduced consulting expenses ($45,833) recognized during the current-year period under consideration compared to the similar period in the prior year. Payroll expenses were lower during the current-year first quarter compared with the same period in 2011 since the biodiesel production plant reduced activity in the face of no blender tax credit and a severely hampered RIN trading market. Also contributing to the period-over-period decrease were the lack of fundraising expenses during the current quarter compared with a $5,400 expense during the same period in the prior year.

Gain on forgiveness of trade payables
Gain on forgiveness of trade payables was $30,000 for the period January 1, 2012 through March 31, 2012. $30,000 of the Company’s payable balance to a third-party was forgiven during the period.

The Company had no gain on forgiveness of trade payables for the period January 1, 2011 through March 31, 2011.

Other Income (Expense)
Other Income totaled $58,089 during the period from January 1, 2012 through March 31, 2012. The primary reason for the balance was $43,682 in grant funding received from the North Carolina Green Business Fund. Most of the remaining balance is attributable to $13,567 in funds received from the Western Carolina Piedmont Council of Governments.

The Company had no Other Income for the three months ended March 31, 2011.

Interest Income
The Company had no interest income for the period January 1, 2012 through March 31, 2012.

The Company had interest income of $586 for the three months ended March 31, 2011.

Interest Expense
Interest expense for the Company was $2,416 for the period January 1, 2012 through March 31, 2012.

The Company had interest expense of $3,074 for the three months ended March 31, 2011.

Net Income (Loss)
The Company had a net loss of ($53,472) for the period January 1, 2012 through March 31, 2012.

The Company had a net loss of ($151,581) for the three months ended March 31, 2011.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2012	As of December 31, 2011
Current Assets	$501,991	$739,112

Current Liabilities	$743,655	$931,351

Working Capital (Deficiency)	$(241,664)	$(192,239)

Retained Earnings (Accumulated Deficit)	$(5,586,450)	$(5,532,978)

Cash Flows

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash provided by (used in) operating activities	$87,535	$(121,580)
Cash used in investing activities	(19,833)	(3,774)
Cash used in financing activities	(14,263)	(47,208)
Net increase (decrease) in cash	$53,439	$(172,562)

As of March 31, 2012, our current assets totaling $501,991 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $743,655 for the period ended March 31, 2012. As a result, we had a working capital deficiency of $241,664.

Current assets for the Company totaled $739,112 for the period ended December 31, 2011. Current liabilities for the Company totaled $931,351 for the period ended December 31, 2011, which resulted in a working capital deficiency of $192,239.

Comparing the working capital deficiency at March 31, 2012 to the deficiency at December 31, 2011, there is an increase of $49,425 as the deficiency increased from $192,239 to $241,664. The biggest contributors to the overall increase were collection of outstanding accounts receivable and subsequent payment of accounts payables throughout the first quarter of 2012.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related party and through the sale of common stock. NABE’s period-over-period biodiesel sales have increased comparing the first three months of 2012 to the first three months of 2011. RIN sales have decreased approximately $23,654 over the same periods of comparison. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. If the Company is able to successfully partner with existing biodiesel production facilities in Brazil, the associated sales will generate additional liquidity.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2012, the Company generated a gross loss of ($110,405) on sales of $139,071 over the same period. For the three months ended March 31, 2011, the Company had a gross loss of ($14,574) on sales of $78,625 over the same period.

As of March 31, 2012, NABE had outstanding balances on bank borrowings of $159,754, which originally totaled $350,000 when the loans were first executed.As of December 31, 2011, NABE had outstanding balances of $171,917, on a term loan that resulted from the conversion of its line of credit, and another outstanding balance of $2,100 on a short term note.

At March 31, 2012, NABE had an outstanding liability of $10,000 with a related party. This amount remains unchanged from the value reported as of December 31, 2011.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of March 31, 2012, the Company has issued 31,254,332 shares of capital stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By (Used In) Operating Activities

During the period January 1, 2012 through March 31, 2012, the Company’s cash provided by operating activities totaled $87,535. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of making credit sales and collecting trade receivables associated with RIN sales. Trade receivables decreased $203,028 while inventories decreased $2,825. NABE’s tax credits receivable decreased $80,412 during the period under consideration. Payables decreased $188,398 for the same period.

During the three months ended March 31, 2011, the Company’s cash used in operating activities totaled $121,580. For the first quarter of 2011, the Company’s cash used in operating activities was primarily associated with covering fixed costs in the face of reduced productivity and with making payments to service providers for work performed in connection with having a listed company.

Cash Used In Investing Activities

During the period January 1, 2012 through March 31, 2012, the Company’s cash used in investing activities totaled $19,833. This amount primarily represents plant-wide efforts to improve operating efficiency through continued efforts to insulate equipment and piping at the biodiesel production facility in Lenoir, NC. Additional funds were used to upgrade pumps, which are also located at the NABE site.

During the three months ended March 31, 2011, the Company’s cash used in investing activities totaled $3,774. The Company’s cash used in investing activities was primarily related to capitalized costs associated with rental equipment used to install stainless steel settling tanks (settling tanks allow biodiesel and glycerin to separate naturally due to the density differential).

Cash Provided By (Used In) Financing Activities

During the period January 1, 2012 through March 31, 2012, the Company’s cash used in financing activities totaled $14,263. This amount represents payments on long-term debt to third-party creditors.

For the three months ended March 31, 2011, the Company’s cash used in financing activities totaled $47,208. During the quarter ended March 31, 2011, the Company’s cash used in financing activities consisted of repaying $30,000 in related party debt, and making payments of $17,208 on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2012. We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2012.

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

May 17, 2012

By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/ Eric Norris
Vice President, Finance (Principal Financial Officer)