Form 10-Q
period 2012-06-30
Incoming, Inc.
filed 2012-08-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2012, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.
All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$135,325	$122,727
Accounts receivable, trade	16,032	223,323
Accounts receivable, related parties	301,700	235,280
Inventory	40,594	69,323
Tax credit receivable	—	80,412
Prepaid expenses	16,128	7,947
Other current assets	100	100
Total current assets	509,879	739,112

Property and equipment, net	630,991	688,225
Construction in progress	170,700	227,000
Total assets	$1,311,570	$1,654,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	349,840	533,002
Short term debt	57,802	52,204
Accrued liabilities	18,370	14,605
Accounts payable – related parties	325,072	321,540
Short term debt – related parties	—	10,000
Total current liabilities	751,084	931,351

Long-term debt	96,485	121,813
Total Liabilities	847,569	1,053,164

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 29,274,332 and 28,774,332 shares issued and outstanding	29,274	28,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,119,564	6,103,397
Accumulated deficit	(5,686,817)	(5,532,978)
Total stockholders’ equity	464,001	601,173

Total liabilities and stockholders’ equity	$1,311,570	$1,654,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Revenue	$36,865	$247,825	$156,476	$251,852
Renewable identification number sales	105,175	154,722	105,175	178,376
Revenue from related parties	49,360	34,727	68,820	85,671
Total revenue	191,400	437,274	330,471	515,899

Cost of revenue	170,524	139,273	400,287	217,119
Cost of revenue from related parties	—	159,582	-	159,582
Depreciation	33,265	15,353	52,978	30,706
Gross profit (loss)	(12,389)	123,066	(122,794)	108,492

Selling, General, and Administrative Expenses	31,412	232,438	60,152	366,957
Gain on forgiveness of trade payables	—	—	(30,000)	—
Loss on impairment of fixed assets	73,790	—	73,790	—

Other income (expense)
Grant and other income	19,429	49,878	77,518	49,878
Interest income	—	617	—	1,203
Interest expense	(2,205)	(2,869)	(4,621)	(5,943)
Total other income (expense)	17,224	47,626	72,897	45,138

Net Loss	$(100,367)	$(61,746)	$(153,839)	$(213,327)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.05)	$(0.03)	$(0.08)	$(0.11)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	18,640,999	29,084,772	18,527,457
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flows from operating Activities
Net loss	$(153,839)	$(213,327)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Stock based compensation	16,667	165,208
Gain on forgiveness of trade payables	(30,000)	—
Loss on impairment of fixed assets	73,790	—
Depreciation	52,978	30,706
Changes in operating assets and liabilities
Accounts receivable	207,291	(55,033)
Accounts receivable – related party	(66,420)	46,520
Tax credit/other receivables	80,412	(133,681)
Prepaid expenses & other current assets	374	(5,663)
Inventory	28,729	(28,678)
Other assets	—	617
Accounts payable	(153,162)	155,325
Accounts payable – related party	3,532	(57,253)
Accrued expenses	3,765	14

Net cash provided by (used in) operating activities	64,117	(95,245)
Cash flows from investing activities
Purchase of fixed assets	(13,234)	(25,851)
Net cash used in investing activities	(13,234)	(25,851)
Cash flows from financing activities
Payments on related party debt	(10,000)	(30,000)
Principal payments on debt	(28,285)	(26,944)

Net cash used in financing activities	(38,285)	(56,944)
Net cash increase (decrease) for period	12,598	(178,040)

Cash at beginning of period	122,727	191,272

Cash at end of period	$135,325	$13,232

Supplemental disclosure of cash flow information

Cash paid for interest	$4,621	5,943

Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	56,300	—
Unpaid additions to prepaid expenses	8,555	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1	Organization, and Summary of Significant Accounting Policies

Organization

Incoming, Inc. (“We”, “our” or “the Company”) was incorporated in Nevada on December 22, 2006.  Our subsidiary North American Bio-Energies, LLC operates a biodiesel production facility doing business as Foothills Bio-Energies in Lenoir, North Carolina.

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

These financial statements have been prepared on a going concern basis.  As of December 31, 2011, the Company had a working capital deficiency of $192,239, and had accumulated a deficit of $5,532,978.  As of June 30, 2012, the Company had a working capital deficiency of $241,205, and had accumulated a deficit of $5,686,817.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3	Related Party Transactions

NABE sells a portion of its finished goods to Verde Bio Fuels and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the six months ended June 30, 2012, sales to these related companies were $68,820. As of June 30, 2012, the

Company had outstanding receivables from these companies of $301,700. As of June 30, 2012, the Company had outstanding payables to these companies of $325,072. During the current period, $10,000 in related party debt was repaid and there is no more short-term debt payable to related parties.

Note 4	Impairment of Fixed Assets

During the six months ended June 30, 2012, NABE placed steel vertical storage tanks into service. These tanks had previously been reflected in the Construction in Process line item of the balance sheet. Placing the tanks in service allowed the biodiesel production facility in Lenoir to store its crude glycerin and recovered methanol in vessels other than storage totes. The totes were in service for five years and, as a result of extensive usage, evaluated to be unsuitable for selling or for using in other applications at the plant. As a result, the Company declared the assets impaired and recorded a loss on impairment of $73,790.

Note 5	Gain on Forgiveness of Trade Payables

The Company recognized a gain on forgiveness of trade payables of $30,000 for the period January 1, 2012 through June 30, 2012. This $30,000 reduction of the Company’s trade payable balance resulted from forgiveness on third-party payables.

Note 6	Equity Transactions

During the six months ended June 30, 2012, Incoming consummated the following equity transactions:

1.
On October 18, 2011, the Company sold 250,000 Class A Common Shares and warrants to purchase 250,000 Class A Common shares for $100,000. The warrants, which were exercisable immediately upon issuance at $0.40 per share, were never exercised and all of the outstanding warrants expired on April 18, 2012. No other options or warrants were outstanding during the six months ended June 30, 2012.

2.
On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to a director with a fair value of $300,000. 500,000 of the shares vested immediately and 500,000 shares have vested each quarter through March 2012. During the six months ended June 30, 2012, the Company issued the remaining 500,000 Class A Common shares in conjunction with this grant and recognized the remaining $16,667 of stock-based compensation. As of June 30, 2012, the Company had issued the full 2,000,000 shares related to this grant.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of June 30, 2012, the Company had a working capital deficiency of $241,205, and had an accumulated deficit of $5,686,817, since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.
The Company has funded its initial operations through the issuance of capital stock and loans from a former director and related parties. Management plans to continue to provide for the Company’s capital needs through the issuance of common stock and through related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements as of and for the year ended December 31, 2011, indicating concerns about our ability to continue as a going concern.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the six-month period ended June 30, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue, RIN sales and Revenue From Related Parties
The Company generated revenues of $191,400 during the period April 1, 2012 through June 30, 2012. Revenue generated during the period was due primarily to the sale of products (biodiesel, recovered methanol, and methylated glycerin) and to sales of RIN-gallons. RIN-gallons are EPA-regulated, market-traded commodities generated during biodiesel production. During the period April 1, 2012 through June 30, 2012, our blended biodiesel sales to third parties totaled approximately $36,865 and our sales to related parties amounted to $49,360. Sales of RINs to third parties totaled $105,175 during the second quarter of 2012. During the period under consideration, methylated glycerin sales totaled $3,747 while recovered methanol sales amounted to $2,116.

We generated $437,274 in revenues during the three months ended June 30, 2011. Revenue for the period was generated through biodiesel sales and through RIN sales. During the quarter, our biodiesel sales to third parties totaled approximately $247,825 and our sales to related parties amounted to $34,727. Sales of RINs to third parties totaled $154,722 for the quarter ended June 30, 2011. There were no sales of either glycerin or recovered methanol during the second quarter of 2011.

Comparing the Company’s activity for the period April 1, 2012 through June 30, 2012 to the activity for the period April 1, 2011 through June 30, 2011, there was a decrease in revenue of $245,874 from $437,274 to $191,400. The period-over-period decrease was due primarily to reduced biodiesel sales in light of the expired biodiesel blenders’ credit and to reduced RIN sales. Biodiesel sales experienced a decrease of approximately 55,200 gallons sold during the period April 1, 2012 through June 30, 2012 compared to the period April 1, 2011 through June 30, 2011. The market price for biodiesel decreased $0.15 per gallon on a comparative period-over-period basis. The Company had RIN sales of $105,175 during the period April 1, 2012 through June 30, 2012, but transacted $154,722 in RIN sales during the period April 1, 2011 through June 30, 2011. On an average unit price basis, the Company was able to sell RINs for $1.17 per RIN during the second quarter of 2012, but had been able to charge $1.30 per RIN during the same period in 2011. Offsetting the reduced biodiesel and RIN sales were sales of methylated glycerin and recovered methanol. The Company had methylated glycerin sales of $3,747 during the second quarter of 2012, but had no methylated glycerin sales during the same period in 2011. The Company had recovered methanol sales of $2,116 during the second quarter of 2012, but had no recovered methanol sales during the same period in 2011.

The Company generated revenues of $330,471 during the period January 1, 2012 through June 30, 2012. Revenue generated during the period was due primarily to the sale of products (biodiesel, recovered methanol, and methylated glycerin) and to sales of RIN-gallons. During the period January 1, 2012 through June 30, 2012, our biodiesel sales to third parties totaled approximately $156,476 and our sales to related parties amounted to $68,820. Sales of RINs to third parties totaled $105,175 during the first half of 2012. During the period under consideration, methylated glycerin sales totaled $5,101 while recovered methanol sales amounted to $2,116.

We generated $515,899 in revenues during the six months ended June 30, 2011. Revenue for the period was generated through biodiesel sales, through RIN sales, and through the sale of recovered methanol. During the six-month period, our biodiesel sales to third parties totaled approximately $251,852 and our sales to related parties amounted to $85,671. Sales of RINs to third parties totaled $178,376 for the six months ended June 30, 2011. Sales of recovered methanol amounted to $6,527 during the six months ended June 30, 2011. There were no sales of glycerin during the first six months of 2011.

Comparing the Company’s activity for the six-month period ended June 30, 2012 to the activity for the six-month period ended June 30, 2011, there was a decrease in revenue of $185,428 from $515,899 to $330,471. The period-over-period decrease was due primarily to reduced biodiesel sales in light of the expired biodiesel blenders’ credit and to reduced RIN sales. Biodiesel sales experienced a decrease of approximately 56,230 gallons sold during the period January 1, 2012 through June 30, 2012 compared to the period January 1, 2011 through June 30, 2011. The market price for biodiesel decreased $0.34 per gallon on a comparative period-over-period basis. The Company had RIN sales of $105,175 during the period January 1, 2012 through June 30, 2012, but transacted $178,376 in RIN sales during the period January 1, 2011 through June 30, 2011. On an average unit price basis, the Company was able to sell RINs for $1.17 per RIN during the first half of 2012, but had been able to charge $1.27 per RIN during the same period in 2011. Also impacting comparative revenues were sales of methylated glycerin and recovered methanol. The Company had methylated glycerin sales of $5,101 during the first half of 2012, but had no methylated glycerin sales during the same period in 2011. The Company had recovered methanol sales of $2,116 during the first half of 2012 while recovered methanol sales totaled $6,527 during the same period in 2011.

Cost of Revenue
Cost of revenue totaled $170,524 during the period April 1, 2012 through June 30, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Our cost of revenue was $298,855 during the three months ended June 30, 2011. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders and to biodiesel producers, which amounted to a total of $133,681 during the three months ended June 30, 2011.

Comparing the Company’s activity for the period April 1, 2012 through June 30, 2012 to the activity for the period April 1, 2011 through June 30, 2011, there was a decrease in cost of revenues of $128,331 as the cost of revenues declined from $298,855 to $170,524. The period-over-period decrease was due in large part to expiration of the blender tax credit. Approximately 55,200 fewer gallons were sold during the second quarter of the current year when compared with the second quarter of the prior year. Overall cost of sales was reduced in line with declining sales, but the impact of the expired biodiesel blenders’ tax credit was particularly noticeable. The Company recognized a reduction in cost of goods sold totaling $133,681 when filing for the blender and producer tax credits during the second quarter of the prior year. With no tax credit available in the current year, the Company was unable to file for any $1 per gallon credits on the gallons sold during the second quarter, which would have been approximately $27,000 if the credit had been extended.

Cost of revenue totaled $400,287 during the period January 1, 2012 through June 30, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

The Company’s cost of revenue was $376,701 during the six months ended June 30, 2011. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, direct labor and overhead costs. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders and to biodiesel producers, which amounted to a total of $133,681 during the six months ended June 30, 2011.

Comparing the Company’s activity for the six-month period ended June 30, 2012 to the activity for the six-month period ended June 30, 2011, there was an increase in cost of revenues of $23,586 as the cost of revenues rose from $376,701 to $400,287. The period-over-period increase was due in large part to expiration of the blender tax credit. Approximately 56,230 fewer gallons were sold during the first half of the current year when compared with the first half of the prior year. Overall cost of sales was reduced in line with declining sales, but the impact of the expired biodiesel blenders’ tax credit was particularly noticeable. The Company recognized a reduction in cost of goods sold totaling $133,681 when filing for the blender and producer tax credits during the first six months of the prior year. With no tax credit available in the current year, the Company was unable to file for any $1 per gallon credits on the gallons sold during the first six months, which would have been approximately $45,300 if the credit had been extended.

Depreciation
Depreciation expense totaled $33,265 for the period April 1, 2012 through June 30, 2012.

Depreciation expense was $15,353 for the three months ended June 30, 2011.

Depreciation expense totaled $52,978 for the period January 1, 2012 through June 30, 2012.

Depreciation expense was $30,706 for the six months ended June 30, 2011.

Gross Profit
Gross profit for the Company was a loss of ($12,389) for the period April 1, 2012 through June 30, 2012. The primary reasons for the gross loss during the period were the average unit price reduction of $0.13 per RIN in RIN market value (compared with the same period in the prior year) and the loss of the federal blenders’ tax credit, which directly impacted the price that the plant in Lenoir, North Carolina could charge for biodiesel.

Gross profit was $123,066 for the three months ended June 30, 2011. The primary reason for the gross profit during the period was the sale of RINs to third parties. Another factor impacting gross profit was raw material costs, which stabilized at approximately $0.54 per pound, but yielded finished product that had to be sold at a loss due to biodiesel market conditions.

Gross profit for the Company was a loss of ($122,794) for the period January 1, 2012 through June 30, 2012. The primary reasons for the gross loss during the period were the average unit price reduction of $0.10 per RIN in RIN market value (compared with the same period in the prior year) and the loss of the federal blenders’ tax credit, which directly impacted the price that the plant in Lenoir, North Carolina could charge for biodiesel.

Gross profit was $108,492 for the six months ended June 30, 2011. The primary reason for the gross profit during the period was the sale of RINs to third parties. Another factor impacting gross profit was raw material costs, which remained fairly stable at approximately $0.54 per pound, but yielded finished product which had to be sold at a loss due to biodiesel market conditions.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $31,412 for the period April 1, 2012 through June 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $232,438 for the three month period ended June 30, 2011. During the second quarter of 2011, the Company’s SG&A expenses were primarily comprised of payroll, fundraising fees ($12,000), and professional fees ($133,333).

Comparing the Company’s activity for the period April 1, 2012 through June 30, 2012 to the activity for the period April 1, 2011 through June 30, 2011, there was a decrease in SG&A expenses of $201,026 as SG&A declined from $232,438 to $31,412. The period-over-period decrease was due primarily to reduced consulting expenses ($133,333) that were recognized during the prior-year period under consideration, but did not occur during the similar period in the current year. The $133,333 consulting expenses during the second quarter of 2011 were primarily associated with a stock grant to one of the Company’s directors, Aaron Gay. Payroll expenses were lower during the current-year second quarter compared with the same period in 2011 since the biodiesel production plant reduced activity in the face of no blender tax credit and a severely hampered RIN trading market. Also contributing to the period-over-period decrease were the lack of fundraising expenses during the current quarter compared with a $12,510 expense during the same period in the prior year.

SG&A expenses totaled $60,152 for the period January 1, 2012 through June 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

SG&A expenses for the Company totaled $366,957 for the six month period ended June 30, 2011. During the first half of 2011, SG&A expenses were primarily comprised of payroll, professional fees associated filings for publicly traded companies ($63,700), fundraising fees ($20,200), and consulting fees ($193,000).

Comparing the Company’s activity for the six-month period ended June 30, 2012 to the activity for the six months ended June 30, 2011, there was a decrease in SG&A expenses of $306,805 as SG&A declined from $366,957 to $60,152. The period-over-period decrease was due primarily to reduced consulting expenses ($176,333) that were recognized during the first half of the prior year, but amounted to only $16,667 during the similar period in the current year. Payroll expenses were lower during the current-year second quarter compared with the same period in 2011 since the biodiesel production plant reduced activity in the face of no blender tax credit and a severely hampered RIN trading market. Also contributing to the period-over-period decrease were reduced expenses associated with professional fees. During the first half of the prior year, professional fees totaled $106,721 while the total was $17,000 during the first half of 2012.

Gain on forgiveness of trade payables
The Company had no gain on forgiveness of trade payables for the period April 1, 2012 through June 30, 2012.

The Company had no gain on forgiveness of trade payables for the period April 1, 2011 through June 30, 2011.

Gain on forgiveness of trade payables was $30,000 for the period January 1, 2012 through June 30, 2012. $30,000 of the Company’s payable balance to a third-party was forgiven during the period.

The Company had no gain on forgiveness of trade payables for the period January 1, 2011 through June 30, 2011.

Loss on Impairment of Fixed Assets
Loss on impairment of fixed assets was $73,790 for the period April 1, 2012 through June 30, 2012. The underlying assets that were impaired were totes that the biodiesel production facility in Lenoir, North Carolina had used for storage of methylated glycerin and recovered methanol. During the first quarter of 2012, new storage tanks were placed into service that had previously been reflected as construction in progress assets. These new storage tanks rendered the totes useless. Given the condition of the totes, it was determined that they were unsuitable for selling and the assets were fully impaired.

The Company had no loss on impairment of fixed assets for the period April 1, 2011 through June 30, 2011.

Loss on impairment of fixed assets was $73,790 for the period January 1, 2012 through June 30, 2012.

The Company had no loss on impairment of fixed assets for the period January 1, 2011 through June 30, 2011.

Other Income (Expense)
Other Income totaled $19,429 during the period from April 1, 2012 through June 30, 2012. The primary reason for the balance was $17,193 in funding received from the North Carolina Land & Lakes Grant. The remaining balance is attributable to $2,236 in funds received from the Western Carolina Piedmont Council of Governments.

The Company had Other Income of $49,878 for the three months ended June 30, 2011. The source of the Other Income was from funding provided by the North Carolina Green Business Fund Grant.

Other Income totaled $77,518 during the period from January 1, 2012 through June 30, 2012. The primary reason for the balance was $43,682 in funding received from the North Carolina Green Business Fund Grant. Additional funding of $17,193 was provided by the North Carolina Land & Lakes Grant. The remaining balance is attributable to $16,643 in funds received from the Western Carolina Piedmont Council of Governments.

The Company had Other Income of $49,878 for the six months ended June 30, 2011. The source of the Other Income was from funding provided by the North Carolina Green Business Fund Grant.

Interest Income
The Company had no interest income for the period April 1, 2012 through June 30, 2012.

The Company had interest income of $617 for the three months ended June 30, 2011.

The Company had no interest income for the period January 1, 2012 through June 30, 2012.

The Company had interest income of $1,203 for the six months ended June 30, 2011.

Interest Expense
Interest expense for the Company was $2,205 for the period April 1, 2012 through June 30, 2012.

Interest expense for the Company was $2,869 for the three months ended June 30, 2011.

Interest expense for the Company was $4,621 for the period January 1, 2012 through June 30, 2012.

Interest expense for the Company was $5,943 for the six months ended June 30, 2011.

Net Income (Loss)
The Company had a net loss of ($100,367) for the period April 1, 2012 through June 30, 2012.

The Company had a net loss of ($61,746) for the three months ended June 30, 2011.

The Company had a net loss of ($153,839) for the period January 1, 2012 through June 30, 2012.

The Company had a net loss of ($213,327) for the six months ended June 30, 2011.

Liquidity and Capital Resources

Working Capital
	As of June 30, 2012	As of December 31, 2011
Current Assets	$509,879	$739,112

Current Liabilities	$751,084	$931,351

Working Capital (Deficiency)	$(241,205)	$(192,239)

Retained Earnings (Accumulated Deficit)	$(5,686,8127)	$(5,532,978)

Cash Flows
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash provided by (used in) operating activities	$64,117	$(95,245)
Cash used in investing activities	(13,234)	(25,851)
Cash used in financing activities	(38,285)	(56,944)
Net increase (decrease) in cash	$12,598	$(178,040)

As of June 30, 2012, our current assets totaling $509,879 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $751,084 for the period ended June 30, 2012. As a result, we had a working capital deficiency of $241,205.

Current assets for the Company totaled $739,112 as of December 31, 2011. Current liabilities for the Company totaled $931,351 as of December 31, 2011, which resulted in a working capital deficiency of $192,239.

Comparing the working capital deficiency at June 30, 2012 to the deficiency at December 31, 2011, there is an increase of $48,966 as the deficiency increased from $192,239 to $241,205. The biggest contributors to the overall increase were collection of outstanding accounts receivable and tax credits receivable and the subsequent payment of accounts payables throughout the first half of 2012.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock. NABE’s period-over-period biodiesel sales have decreased comparing the first six months of 2012 to the first six months of 2011. RIN sales have decreased $73,201 over the same periods of comparison. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended June 30, 2012, the Company generated a gross loss of ($12,389) on sales of $191,400 over the same period. For the three months ended June 30, 2011, the Company generated a gross profit of $123,066 on sales of $437,274 over the same period.

As of June 30, 2012, NABE had outstanding balances on bank borrowings of $147,443, which originally totaled $350,000 when the loans were first executed. An additional balance of $6,844 was outstanding as of June 30, 2012, which represented financing of NABE’s general liability insurance. As of December 31, 2011, NABE had an outstanding balance of $171,917 on a term loan that resulted from the conversion of its line of credit. An additional balance of $2,100 was outstanding as of December 31, 2011, which represented financing of NABE’s general liability insurance.

As of June 30, 2012, NABE has fully repaid a previously outstanding liability with a related party. This amount totaled $10,000 as of December 31, 2011.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of June 30, 2012, the Company has issued 31,254,332 shares of capital stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By Operating Activities

During the period January 1, 2012 through June 30, 2012, the Company’s cash provided by operating activities totaled $64,117. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of making credit sales, collecting trade receivables associated with RIN sales, and making payments on trade payables. Trade receivables decreased $140,871 while inventories decreased $28,729. NABE’s tax credits receivable decreased $80,412 during the period under consideration. Payables decreased $149,630 for the same period.

During the six months ended June 30, 2011, the Company’s cash used in operating activities totaled $95,245. During the first six months of 2011, cash used in operating activities was primarily associated with increasing receivables from the federal government on tax credits for biodiesel blending activities. These receivables increased approximately $134,000. Offsetting the increase in tax credit receivables was the recognition of approximately $165,000 in stock-based compensation for consulting services.

Cash Used In Investing Activities

During the period January 1, 2012 through June 30, 2012, the Company’s cash used in investing activities totaled $13,234. This amount primarily represents plant-wide efforts to improve operating efficiency through continued efforts to insulate equipment and piping at the biodiesel production facility in Lenoir, NC. Additional funds were used to upgrade pumps, which are also located at the NABE site.

During the six months ended June 30, 2011, the Company’s cash used in investing activities totaled $25,851. For the first six months of 2011, the Company’s cash used in investing activities was primarily related to a plant-wide effort to improve operating efficiency by insulating equipment and piping at the biodiesel production facility in Lenoir, NC.

Cash Used In Financing Activities

During the period January 1, 2012 through June 30, 2012, the Company’s cash used in financing activities totaled $38,285. This amount consisted of funds used to repay $10,000 in related party debt and $28,285 in payments on long-term debt to third-party creditors.

During the six months ended June 30, 2011, the Company’s cash used in financing activities totaled $56,944. For the six months ended June 30, 2011, cash used in financing activities consisted of repaying $30,000 in related party debt, and making payments of $26,944 on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2012. We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2012.

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

August 14, 2012
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/ Eric Norris
Vice President, Finance (Principal Financial Officer)