Form 10-Q
period 2012-09-30
Incoming, Inc.
filed 2012-11-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

As of November 2, 2012, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$14,783	$122,727
Accounts receivable, trade	16,770	223,323
Accounts receivable, related parties	278,781	235,280
Inventory	105,061	69,323
Tax credit receivable	-	80,412
Prepaid expenses	11,261	7,947
Other current assets	100	100
Total current assets	426,756	739,112

Property and equipment, net	611,014	688,225
Construction in progress	170,700	227,000
Total assets	$1,208,470	$1,654,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	373,669	533,002
Short term debt	56,807	52,204
Accrued liabilities	18,249	14,605
Accounts payable – related parties	297,566	321,540
Short term debt – related parties	-	10,000
Total current liabilities	746,291	931,351

Long-term debt	83,291	121,813
Total Liabilities	829,582	1,053,164

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 29,274,332 and 28,774,332 shares issued and outstanding	29,274	28,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,103,397
Accumulated deficit	(5,786,936)	(5,532,978)
Total stockholders’ equity	378,888	601,173
Total liabilities and stockholders' equity	$1,208,470	$1,654,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Revenue	$26,827	$377,787	$183,304	$629,637
Renewable identification number sales	28,761	350,618	133,936	528,993
Revenue from related parties	41,185	97,425	110,005	183,097
Total revenue	96,773	825,830	427,245	1,341,727

Cost of revenue	152,771	594,355	553,057	811,473
Cost of revenue from related parties	-	63,360	-	222,942
Depreciation	35,095	15,353	88,072	46,059
Gross profit (loss)	(91,093)	152,762	(213,884)	261,253

Selling, General, and Administrative Expenses	24,724	1,052,350	84,881	1,419,322
Gain on forgiveness of trade payables	-	-	(30,000)	-
(Gain)/Loss on impairment or disposal of fixed assets	(1,680)	-	72,110	-

Other income (expense)
Grant and other income	16,042	24,916	93,560	74,794
Interest income	-	-	-	1,203
Interest expense	(2,022)	(4,076)	(6,643)	(10,003)
Total other income	14,020	20,840	86,917	65,994

Net Loss	$(100,117)	$(878,748)	$(253,958)	$(1,092,075)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.03)	$(0.01)	$(0.05)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.05)	$(0.44)	$(0.13)	$(0.55)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	25,749,607	29,148,420	20,945,518
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flows from operating Activities
Net loss	$(253,958)	$(1,092,075)
Adjustments to reconcile net loss
to net cash used in operations:
Stock based compensation	16,667	1,145,207
Gain on forgiveness of trade payables	(30,000)	-
Loss on impairment of fixed assets	72,110	-
Depreciation	88,072	46,059
Changes in operating assets and liabilities
Accounts receivable	206,553	(112,726)
Accounts receivable – related party	(43,501)	(42,708)
Tax credit/other receivables	80,412	(63,640)
Prepaid expenses & other current assets	5,241	(3,596)
Inventory	(35,738)	(74,257)
Other assets	-	617
Accounts payable	(129,334)	186,380
Accounts payable – related party	(8,968)	(57,253)
Accrued expenses	3,646	12
Net cash used in operating activities	(28,798)	(67,980)
Cash flows from investing activities
Purchase of fixed assets	(26,671)	(36,912)
Net cash used in investing activities	(26,671)	(36,912)
Cash flows from financing activities
Proceeds from sale of stock	-	200,000
Payments on related party debt	(10,000)	(87,500)
Principal payments on debt	(42,475)	(45,110)
Net cash provided by (used in) financing activities	(52,475)	67,390
Net cash decrease for period	(107,944)	(37,502)
Cash at beginning of period	122,727	191,272
Cash at end of period	$14,783	$153,770

Supplemental disclosure of cash flow information
Cash paid for interest	$6,643	10,003
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	56,300	-
Additions to prepaid insurance with notes	8,555	-
Forgiveness of related party payables	15,006	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1       Organization, and Summary of Significant Accounting Policies

Organization

Incoming, Inc. (“We”, “our” or “the Company”) was incorporated in Nevada on December 22, 2006.  Our subsidiary North American Bio-Energies, LLC (“NABE”) operates a biodiesel production facility doing business as Foothills Bio-Energies in Lenoir, North Carolina.

Reclassifications

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary North American Bio-Energies, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2       Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2011, the Company had a working capital deficiency of $192,239, and had accumulated a deficit of $5,532,978.  As of September 30, 2012, the Company had a working capital deficiency of $319,535, and had an accumulated deficit of $5,786,936.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3       Related Party Transactions

NABE sells a portion of its finished goods to Verde Bio Fuels and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the nine months ended September 30, 2012, sales to these related companies were $110,005. As of September 30, 2012, the Company had outstanding receivables from these companies of $278,781. As of September 30, 2012, the Company had outstanding payables to these companies of $297,566.  During the nine months ended September 30, 2012, $10,000 in related party debt was repaid and there is no remaining short-term debt payable to related parties.

Note 4       Impairment of Fixed Assets

During the nine months ended September 30, 2012, NABE placed steel vertical storage tanks into service. These tanks had previously been reflected in the Construction in Process line item of the balance sheet. Placing the tanks in service allowed the biodiesel production facility in Lenoir to store its crude glycerin and recovered methanol in vessels other than storage totes. The totes were in service for five years and, as a result of extensive usage, evaluated to be unsuitable for selling or for using in other applications at the plant. As a result, the Company declared the assets impaired and recorded a loss on impairment of $73,790.  This loss was partially offset by a $1,680 gain on disposal of fixed assets recorded during the three months ended September 30, 2012.

Note 5       Gain on Forgiveness of Trade Payables

The Company recognized a gain on forgiveness of trade payables of $30,000 for the period January 1, 2012 through September 30, 2012. This $30,000 reduction of the Company’s trade payable balance resulted from forgiveness on third-party payables.

Note 6       Equity Transactions

During the nine months ended September 30, 2012, Incoming consummated the following equity transactions:

1.
On October 18, 2011, the Company sold 250,000 Class A Common Shares and warrants to purchase 250,000 Class A Common shares for $100,000.  The warrants, which were exercisable immediately upon issuance at $0.40 per share, were never exercised and all of the outstanding warrants expired on April 18, 2012.  No other options or warrants were outstanding during the nine months ended September 30, 2012.

2.
On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to a director with a fair value of $300,000.  500,000 of the shares vested immediately and additional 500,000-share allotments vested each quarter through March 2012.  During the nine months ended September 30, 2012, the Company issued the remaining 500,000 Class A Common shares in conjunction with this grant and recognized the remaining $16,667 of stock-based compensation.  As of September 30, 2012, the Company had issued the full 2,000,000 shares related to this grant.

3.
In the third quarter, $15,006 of related party payables was forgiven.  The related party was partially owned by the CEO of the Company.  As such, the reduction in the payable balance was recorded as an increase to additional paid in capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This section of the report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this interim report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of September 30, 2012, the Company had a working capital deficiency of $319,535, and had accumulated a deficit of $5,786,936 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the nine-month period ended September 30, 2012, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue, RIN sales and Revenue From Related Parties
The Company generated revenues of $96,773 during the period July 1, 2012 through September 30, 2012. Revenue generated during the period was due primarily to the sale of products (biodiesel and methylated glycerin) and to sales of RIN-gallons. RIN-gallons are EPA-regulated, market-traded commodities generated during biodiesel production.  During the third quarter of 2012, our blended biodiesel sales to third parties totaled approximately $26,827 and our sales to related parties amounted to $41,185. Sales of RINs to third parties totaled $28,761 during the third quarter of 2012. During the period under consideration, methylated glycerin sales totaled $5,588.

The Company generated revenues of $825,830 during the period July 1, 2011 through September 30, 2011. Revenue for the post-acquisition period was generated through biodiesel sales, through RIN sales, and through the sale of methylated glycerin. During the period under consideration, our biodiesel sales to third parties totaled approximately $366,334 and our sales to related parties amounted to $97,425. Sales of RINs to third parties totaled $350,618 for the period July 1, 2011 through September 30, 2011. Sales of methylated glycerin amounted to $11,453 during the period July 1, 2011 through September 30, 2011.

The Company generated revenues of $427,245 during the period January 1, 2012 through September 30, 2012. Revenue generated during the period was due primarily to the sale of products (biodiesel, recovered methanol, and methylated glycerin) and to sales of RIN-gallons.  During the period January 1, 2012 through September 30, 2012, our biodiesel sales to third parties totaled approximately $170,499 and our sales to related parties amounted to $110,005. Sales of RINs to third parties totaled $133,936 during the first three quarters of 2012. During the period under consideration, methylated glycerin sales totaled $10,689 while recovered methanol sales amounted to $2,116.

The Company generated $1,341,727 in revenues during the period January 1, 2011 through September 30, 2011. Revenue for the period was generated through biodiesel sales, through RIN sales, through recovered methanol sales and through the sale of methylated glycerin. During the period January 1, 2011 through September 30, 2011, our biodiesel sales to third parties totaled approximately $614,469 and our sales to related parties amounted to $183,097. Sales of RINs to third parties totaled $528,993 during the period January 1, 2011 through September 30, 2011. During the period under consideration, sales of recovered methanol totaled $6,527 while methylated glycerin sales amounted to $8,641.

During the three and nine months periods ended September 30, 2012, revenue continued to be weak compared with results from the same period in the prior year. RINs, the EPA’s currency for tracking renewable fuel blending activities, have continued to trade lightly for small producers as a consequence of the fraudulent RIN transactions executed by Maryland and Texas companies in Q4 of 2011.

Cost of Revenue
Cost of revenue totaled $152,771 during the period July 1, 2012 through September 30, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities. There were no offsetting tax credits available during the period due to the expiration of the blender and producer tax credit at December 31, 2011.

Cost of revenue totaled $657,715 during the period July 1, 2011 through September 30, 2011. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $249,757 during the period.

Cost of revenue totaled $553,057 during the period January 1, 2012 through September 30, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.  There were no offsetting tax credits available during the period.

Cost of revenue was $1,034,415 during the period January 1, 2011 through September 30, 2011. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $249,757 during the period.

During the three and nine months periods ended September 30, 2012, cost of revenue decreased when compared with results from the same period in the prior year. In the prior year, we were able to either charge customers for the tax credit equivalent or were able to claim the credit in the case of selling blended biodiesel. Absence of the federal tax credit for biodiesel blenders has severely impacted our ability to make biodiesel profitably. Feedstock costs have remained fairly constant on a year-over-year basis despite the lack of the blender’s tax credit.

Gross Profit
Gross profit for the Company was a loss of ($91,093) for the period July 1, 2012 through September 30, 2012.  The primary reasons for the gross loss during the period were the average unit price reduction of $0.57 per RIN in RIN market value (compared with the same period in the prior year) and the loss of the federal blenders’ tax credit, which directly impacted the price that the plant in Lenoir, North Carolina could charge for biodiesel. RIN market values have continued to be depressed due to the fraudulent activities carried out by Maryland and Texas companies during Q4 of 2011.

Gross profit for the Company totaled $152,762 for the period July 1, 2011 through September 30, 2011. The primary reason for the gross profit during the period under consideration was the sale of RINs to third parties amounting to $350,618. Despite the contribution from RIN sales during the period under consideration, their impact on gross profit was diminished due to the rise in raw material costs that caused cost of sales to spike to $657,715 over the same time frame.

Gross profit for the Company was a loss of ($213,884) for the period January 1, 2012 through September 30, 2012.  The primary reasons for the gross loss during the period were the average unit price reduction of $0.30 per RIN in RIN market value (compared with the same period in the prior year) and the loss of the federal blenders’ tax credit, which directly impacted the price that the plant in Lenoir, North Carolina could charge for biodiesel. RIN market values have continued to be depressed due to the fraudulent activities carried out by Maryland and Texas companies during Q4 of 2011.

Gross profit for the Company totaled $261,253 for the period January 1, 2011 through September 30, 2011.  The primary reason for the gross profit during the period under consideration was the sale of RINs to third parties amounting to $528,993. Also impacting the gross profit was the fact that the cost to produce was reduced by $249,757 as NABE filed for biodiesel blending credits with the IRS.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $24,724 for the period July 1, 2012 through September 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $1,052,350 for the period July 1, 2011 through September 30, 2011. During the period under consideration, SG&A expenses were primarily comprised of payroll, accounting fees ($35,200), travel expenses ($11,214), consulting fees ($982,421), and fees associated with filing financial reports in XBRL format.

SG&A expenses totaled $84,881 for the period January 1, 2012 through September 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

SG&A expenses totaled $1,419,322 for the period January 1, 2011 through September 30, 2011. During the period under consideration, SG&A expenses were primarily comprised of payroll, accounting fees ($120,140), legal fees ($21,781), travel expenses ($11,214), consulting fees ($1,185,139), and fees associated with filing financial reports in XBRL format.

During the three and nine months periods ended September 30, 2012, SG&A expenses declined when compared with results from the same period in the prior year. The period-over-period decrease was due primarily to reduced consulting expenses that were recognized during the prior year as part of a stock grant. A portion of the stock grant was recognized during the current year, but the amount was much less on a comparative basis.

Gain on Forgiveness of Trade Payables
The Company had no gain on forgiveness of trade payables for the period July 1, 2012 through September 30, 2012.

The Company had no gain on forgiveness of trade payables for the period July 1, 2011 through September 30, 2011.

Gain on forgiveness of trade payables was $30,000 for the period January 1, 2012 through September 30, 2012.  During the period, $30,000 of the Company’s payable balance to a third party was forgiven.

The Company had no gain on forgiveness of trade payables for the period January 1, 2011 through September 30, 2011.

Loss on Impairment of Fixed Assets
The Company had no loss on impairment of fixed assets for the period July 1, 2012 through September 30, 2012.

The Company had no loss on impairment of fixed assets for the period July 1, 2011 through September 30, 2011.

Loss on impairment of fixed assets was $73,790 for the period July 1, 2012 through September 30, 2012.  The underlying assets that were impaired were totes that the biodiesel production facility in Lenoir, North Carolina had used for storage of methylated glycerin and recovered methanol. During the first quarter of 2012, new storage tanks were placed into service that had previously been reflected as construction in progress assets. These new storage tanks rendered the totes useless. Given the condition of the totes, it was determined that they were unsuitable for selling and the assets were fully impaired.  This loss was partially offset by a $1,680 gain on disposal of fixed assets recorded during the three months ended September 30, 2012.

The Company had no loss on impairment of fixed assets for the period January 1, 2011 through September 30, 2011.

Other Income (Expense)
Other Income totaled $16,042 during the period July 1, 2012 through September 30, 2012. The primary reasons for the balance were $9,012 in funding from the USDA Biofuel Program and $4,934 in funding received from the North Carolina Green Business Fund Grant. The remaining balance is primarily attributable to $2,096 in funds received from the Western Carolina Piedmont Council of Governments.

The Company had Other Income of $24,916 for the period July 1, 2011 through September 30, 2011. The source of the Other Income was funding provided by the USDA’s Biofuel Program.

Other Income totaled $93,560 during the period from January 1, 2012 through September 30, 2012. The primary reason for the balance was $48,616 in funding received from the North Carolina Green Business Fund Grant. Additional funding of $17,193 was provided by the North Carolina Land & Lakes Grant and funding of $9,012 was received from the USDA Biofuel Program. The remaining balance is primarily attributable to $18,739 in funds received from the Western Carolina Piedmont Council of Governments.

The Company had Other Income of $74,794 for the period January 1, 2011 through September 30, 2011. Sources of Other Income included $49,878 in funding provided by the North Carolina Green Business Fund grant and $24,876 in funding provided by the USDA’s Biofuel Program.

Net Income (Loss)
The Company had a net loss of ($100,117) for the period July 1, 2012 through September 30, 2012.

The Company had a net loss of ($878,748) for the three months ended September 30, 2011.

The Company had a net loss of ($253,958) for the period January 1, 2012 through September 30, 2012.

The Company had a net loss of ($1,092,075) for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Working Capital
	As of September 30, 2012	As of December 31, 2011
Current Assets	$426,756	$739,112

Current Liabilities	$746,291	$931,351

Working Capital Deficiency	$(319,535)	$(192,239)

Accumulated Deficit	$(5,786,936)	$(5,532,978)

Cash Flows
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash used in operating activities	$(28,798)	$(67,980)
Cash used in investing activities	(26,671)	(36,912)
Cash provided by (used in) financing activities	(52,475)	67,390
Net decrease in cash	$(107,944)	$(37,502)

As of September 30, 2012, our current assets totaling $426,756 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $746,291 for as of September 30, 2012.  As a result, we had a working capital deficiency of $319,535.

Current assets for the Company totaled $739,112 as of December 31, 2011. Current liabilities for the Company totaled $931,351 as of December 31, 2011, which resulted in a working capital deficiency of $192,239.
Comparing the working capital deficiency at September 30, 2012 to the deficiency at December 31, 2011, there is an increase of $127,296 as the deficiency increased from $192,239 to $319,535. The biggest contributors to the overall increase were collection of outstanding accounts receivable and tax credits receivable and the subsequent payment of accounts payables throughout the first nine months of 2012.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  NABE’s period-over-period biodiesel sales have decreased comparing the first nine months of 2012 to the first nine months of 2011. RIN sales have decreased $395,057 over the same periods of comparison. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans.

As of September 30, 2012, NABE had outstanding balances on bank borrowings of $134,964, which originally totaled $350,000 when the loans were first executed. An additional balance of $5,134 was outstanding as of September 30, 2012, which represented financing of NABE’s general liability insurance. As of December 31, 2011, NABE had an outstanding balance of $171,917 on a term loan that resulted from the conversion of its line of credit. An additional balance of $2,100 was outstanding as of December 31, 2011, which represented financing of NABE’s general liability insurance.

As of September 30, 2012, NABE has fully repaid a previously outstanding liability with a related party. This amount totaled $10,000 as of December 31, 2011.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of September 30, 2012, the Company has issued 31,254,332 shares of capital stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Used In Operating Activities

During the period January 1, 2012 through September 30, 2012, the Company’s cash used in operating activities totaled $28,798. For the same period, the Company’s cash used in operating activities was primarily attributable to the net effect of making credit sales, collecting trade receivables associated with RIN sales, and making payments on trade payables. A loss was recognized when storage totes were deemed impaired as a result of placing other storage vessels into service. Additionally, the Company had certain third party trade payables forgiven.

During the period January 1, 2011 through September 30, 2011, cash used in operating activities totaled $67,980. For the same period, cash used in operating activities was primarily attributable to the net effect of making credit sales and an increasing balance in the federal tax credits receivable from blending activities. Other factors contributing to the cash used in operating activities during period were an increase in inventory and a decrease in accounts payable, which were partially offset by a decrease in accounts receivable.

Cash Used In Investing Activities

During the period January 1, 2012 through September 30, 2012, the Company’s cash used in investing activities totaled $26,671. This amount primarily represents plant-wide efforts to improve operating efficiency through continued efforts to insulate equipment and piping at the biodiesel production facility in Lenoir, NC. Additional funds were used to upgrade pumps and purchase a vehicle, which are also associated with the NABE site.

During the period January 1, 2011 through September 30, 2011, cash used in investing activities totaled $36,912. This amount primarily represents plant-wide efforts to improve operating efficiency through insulating equipment and piping at the biodiesel production facility in Lenoir, NC.

Cash Provided By (Used In) Financing Activities

During the period January 1, 2012 through September 30, 2012, the Company’s cash used in financing activities totaled $52,475.  This amount consisted of funds used to repay $10,000 in related party debt and $42,475 in payments on long-term debt to third-party creditors.

During the period January 1, 2011 through September 30, 2011, the Company’s cash provided by financing activities totaled $67,390.  This amount represents repayment of $87,500 in related party debt, proceeds from the sale of stock of $200,000 and payments totaling $45,110 on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2012.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2012.

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

November 14, 2012
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)