Form 10-K
period 2012-12-31
Incoming, Inc.
filed 2013-04-12
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

o           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Incoming, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	333-152012	42-1768468
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

244 Fifth Avenue, Suite V235
New York, NY 10001
(Address of principal executive offices)  (Zip Code)

(800) 385-5705
(Registrant’s telephone number, including area code)
________________

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  Class A Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES o NO x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES o NO x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES x    NO o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES x NO o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  o                                           Accelerated filer  o

Non-accelerated filer  o                                           Smaller reporting company  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes o No x

As of April 1, 2013 there were 31,254,332 shares of common stock issued and outstanding (29,274,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       Yes o     No o

DOCUMENTS INCORPORATED BY REFERENCE

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

i

PART I

Item 1. Business

Our Corporate History and Background

We were incorporated in the State of Nevada on December 22, 2006.  In November 2009, management identified an opportunity to enter the alternative energy industry by acquiring North American Bio-Energies LLC (“NABE”). After careful review of the industry and complementary opportunities, management decided to focus the direction of the Company on the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In order to maximize profitability and better utilize the talents and abilities of the Company’s management team, the Board of Directors determined that it was in the best interest of stockholders to focus on NABE and the biodiesel sector.

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

The Company is gaining experience with refining glycerin to sell on the open market. Refining glycerin involves removing methanol and moisture from the crude glycerin. Once the wet methanol has been removed, glycerin is further refined through acidulation. Acidulation is achieved through the introduction of hydrochloric acid to glycerin, which concurrently refines the glycerin and yields fatty acid oils. Glycerin is refined to a purity level of 80-90% after the acidulation process. All components (wet methanol, fatty acid oil, and refined glycerin) of the process will be marketable goods.

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

Overview of the Biodiesel Industry - Biodiesel

Biodiesel is a clean-burning alternative to petroleum-based diesel (“Petrodiesel”). The EPA has classified biodiesel as an advanced biofuel. Biodiesel can be purchased directly from producers, from distributors, or at the pump. Biodiesel is manufactured from renewable feedstocks such as soybean, palm, canola and sunflower oils, as well as from animal fats, fish oils, algae and recycled cooking oils. New feedstocks from which biodiesel is manufactured continue to develop. Biodiesel is produced by reacting a feedstock with an alcohol (methanol) in the presence of a catalyst, which yields biodiesel and glycerin as a co-product. Biodiesel can be a direct replacement for diesel and can be blended with diesel fuel in any ratio. Biodiesel blends are primarily used as fuel for trucks and automobiles. It can also be used as home heating oil and as an alternative fuel in a variety of other applications, including, without limitation, marine transportation, electricity generation, farming equipment and mining operations.

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

Biodiesel has better lubricating properties and a higher cetane rating (the diesel equivalent of octane) than low sulfur diesel fuels. The use of biodiesel in its neat form, B100, or in a blend with petroleum-based diesel, reduces fuel system wear and increases the life of the fuel injection equipment that relies on the fuel for its lubrication, including high pressure injection pumps, pump injectors and fuel injectors.

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

Biodiesel has passed Tier 1 and Tier 2 health effects testing required by the Clean Air Act of 1990. Harmful emissions (carbon monoxide, particulate matter and hydrocarbons) are reduced by more than 50% compared with Petrodiesel, and it has one of the highest energy content (BTU) of any alternative fuel.

Management believes that the United States is a favorable market place for biodiesel due to a strong desire for domestically produced petroleum products and both federal and state mandated clean energy initiatives aimed at reducing emissions.

Renewable Fuel Standards

On July 1, 2010, the EPA’s final regulations implementing revised renewable fuel standards (“RFS2”) set by Congress under the Energy Independence and Security Act of 2007 (“EISA”) went into effect. The original renewable fuel standards (“RFS”), were established by Congress under the Energy Policy Act of 2005 (“EPAct”), and mandated that transportation fuel sold in the United States contains a minimum volume of renewable fuel. EPAct rules were directed principally to blending ethanol into gasoline used as motor fuel and required approximately 7.5 billion gallons of renewable fuel to be blended into gasoline by 2012. Under the EISA, Congress expanded the RFS program to, among other things, include diesel and increase the volume of renewable fuels required to be blended into transportation fuel from nine billion gallons in 2008 to 36 billion gallons by 2022.

Under the RFS2, obligated parties (i.e., petroleum refiners and importers of diesel) were required to demonstrate that they complied with their percentage obligations over the gallons of diesel they sold into the marketplace during a compliance period. The EPA developed a system of volume accounting and tracking of the credits associated with renewable fuels known as Renewable Identification Numbers (“RINs”). The system is based on the assignment of unique numbers to each batch of renewable fuel by the biodiesel producer or importer. The use of RINs allows the EPA to measure and track renewable fuel volumes at the point of their introduction into the national fuel supply rather than at the point when they are blended into conventional fuels, which provides more accurate measurements that can be easily verified. The RFS program requires RINs to be transferred with renewable fuel until the point at which the renewable fuel is purchased by an obligated party or is blended into petroleum products by a blender. RINs are accumulated to allow an obligated party to satisfy its renewable volume obligations (“RVOs”). An RVO represents the volume of renewable fuel that the obligated party is required to ensure was used in the U.S. in a given calendar year. Obligated parties have an RVO under each of the four RFS2 renewable fuel categories: cellulosic biofuel, biomass-based diesel, advanced biofuel and total renewable fuel. Obligated parties calculate their RVO at the end of a calendar year based on the volume of gasoline or diesel fuel they produced during the year. Obligated parties are required to meet their RVOs through the accumulation of RINs. By acquiring RINs and applying them to their RVOs, obligated parties are deemed to have satisfied their obligation to cause the renewable fuel represented by the RINs to be consumed as transportation fuel in highway or non-road vehicles or engines. The RFS2 program contemplated that RINs would be sold among obligated parties so that a deficient party could acquire RINs from another obligated party that generated excess RINs to satisfy its requirements.

The EPA’s regulations implemented the RFS standards by establishing the four categories of renewable fuel, and set separate volume requirements for each new category, including biodiesel. The new standards are known commonly as “RFS2.” We believe the implementation of RFS2 will drive the advancement of the biofuel industry in the years to come. We believe that biodiesel production will begin to increase in response to regulations promulgated by the EPA that became effective on July 1, 2010 implementing the RFS2 standards established by Congress under the EISA. As of July 26, 2010, the EPA has confirmed we are in compliance with the new RFS2 regulations, making us eligible for participation in the RIN market. In January of 2013, we submitted a revised engineering review in compliance with EPA regulations. The review must be performed by third parties and their report must be submitted every three years. We anticipate additional revenues from the direct sale of RINs in instances where customers do not want to bear the burden of administering RINs associated with biodiesel.

Despite the positive impact that the RIN market had on the Company’s biodiesel sales during 2011, the market abruptly halted during the latter part of 2011. In November of 2011, the EPA accused a Maryland man of transacting approximately $9 million in fraudulent RINs through his company, Clean Green Fuels LLC. EPA issued a separate violation notice to a Texas-based company, Absolute Fuel LLC, for transacting approximately $62 million in fraudulent RINs. In addition to the two major violators, EPA issued violation notices to at least two dozen companies that had purchased the fraudulent RINs. In light of the integrity issues that arose as a result of the fraudulent RINs, obligated parties severely restricted purchasing RINs until a program was instituted that would ensure validity of the RINs. The National Biodiesel Board has established a task force for developing a plan to validate RINs and provide assurance that obligated parties can confidently transact in the RIN market without having to be concerned that the EPA will negate any RINs that they had purchased in good faith.  Our CEO, R. Samuel Bell, Jr., is a representative on the NBB’s RIN task force. Currently, EPA is requesting comments on proposed Quality Assurance Plan (QAP) options that it is considering in an effort to ensure validity of RINs. Regardless of the QAP options that are ultimately allowed, we believe NABE will have to participate in one of the plans so that RINs generated at the facility will be attractive to buyers.

Registration of Plant, Feedstock and Fuel

RFS2 imposes a complex set of compliance and reporting obligations to ensure that each obligated party satisfies its RVO for a particular compliance period, under the regulations. These regulations extend over the entire range of an obligated party’s operations. All producers of renewable fuel that produce more than 10,000 gallons of fuel annually must register with EPA’s fuels program prior to generating RINs. A biofuel producer will have to supply the EPA with extensive information concerning plant operations, processes and products, including the fuels produced, the feedstocks that may be used, co-products produced, the source of energy used to produce the biodiesel, compliance with clean air regulations and applicable air permits for permitted capacity and records that support the facility’s baseline volume. In addition, producers must provide the EPA with an independent process engineer’s report with respect to its plant upon initial registration and every three years thereafter or upon changing the feedstock from which it produces biodiesel. In certain cases, health-effects testing is required for a product to maintain its registration or before a new product can be registered. The EPA deems the information collected as essential to generating and assigning a certain category of RIN to a volume of fuel and to verifying the validity of RINs generated. In addition, a producer will have to demonstrate that the biodiesel produced is ASTM D6751 compliant. A producer also will have to register its renewable fuels as a motor vehicle fuel, which will subject it to additional reporting and other requirements. As part of the RFS2 rulemaking, the EPA continues to evaluate criteria regarding compliance with the renewable biomass verification provisions for foreign-grown feedstock, which could affect the market for feedstock.

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

Biodiesel Production

In 2007, the U.S. consumed approximately 64 billion gallons of diesel according to the Energy Information Administration. Biodiesel production in the U.S. peaked in 2011 at approximately 1.07 billion gallons and was approximately 315 million gallons in 2010. Analysts attribute the increase in production in 2011, compared to 2010, to higher RIN values and the fact that the production credit was still in place. Production values for 2012 have not been released by the National Biodiesel Board as of March 2013, but it is expected that there will be a decline due to the expired tax credit and depressed RIN market.

According to the National Biodiesel Board, as of March 2013, there were 136 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains significantly higher than current and projected production levels. The Energy Information Administration also predicts that the market will continue to absorb biodiesel supply for the foreseeable future.

In accordance with the EISA, RFS2 requires the domestic use of 1.28 billion gallons of biodiesel in 2013. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

While the European automobile industry already uses diesel engines in approximately 50% of all cars manufactured and sold, we believe the United States is beginning to follow suit as OEM warranty statements now support biodiesel blends of up to 20% without voiding any parts of workmanship warranties.

U.S. Tax Incentives

The American Jobs Creation Act of 2004 provided for a biodiesel fuel credit of $1.00 to a biodiesel fuel blender for each gallon of biodiesel produced by the taxpayer and sold to another person. Our customers are biodiesel blenders who purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum and then our customers are reimbursed the $1.00 from the federal government. Our facility has passed all necessary inspections and complied with the applicable regulations to be eligible for any tax incentive programs.

The credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011.  This meant that our plant in Lenoir, NC operated during fiscal year 2012 without the production tax credit in place. In January of 2013, Congress voted to reinstate the biodiesel tax incentive retroactively to January 1, 2012 and forward to December 31, 2013. There is no assurance that the tax credit will be extended beyond December 31, 2013.

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

We sell a portion of our finished product to Echols Oil Company (“Echols”), which is owned by R. Samuel Bell, Jr., one of our directors. Echols is a petroleum distributor in the Southeast that utilizes biodiesel. Sales to Echols represent more than 10% of our consolidated revenues. Loss of this customer could have a material adverse effect on our business.

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

Our Employees

NABE employs anywhere from four to fifteen employees depending on the volume of production. We currently have four full time employees. We believe current employee relations to be good and have maintained several of the original employees from the plant’s inception. There are no union issues and all positions are easily replaced. In accordance with our community initiative and efforts to increase consumer education on biodiesel, we occasionally employ interns from neighboring colleges, which now offer degrees in renewable fuel production.

Our current plant manager, Randy K. Dellinger is one of the founding members of NABE. Mr. Dellinger has been responsible for the successful negotiation of various bargain purchases and feedstock agreements. Mr. Dellinger was raised in Lenoir, North Carolina where he remains an active member and advocate for local sustainability through several local organizations. Upon completing high school, Mr. Dellinger joined the United States Navy as an Ocean Systems Technician. After four years in the Navy, Mr. Dellinger went to work in the telecommunications field; first with Bell South as an engineer and then with MCI as a Project Manager. During this time he earned a Bachelor of Science degree from Dallas Baptist University. After MCI, Mr. Dellinger worked as a Senior Management Consultant for Cruces Consulting Services for six years. Upon returning to North Carolina, Mr. Dellinger founded NABE. Mr. Dellinger is on the Advisory Boards of Appalachian State University and A-B Technical College. He is also a member of the board of the North Carolina Biodiesel Association.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. Based upon information provided by the Company, the North Carolina Department of Environment and Natural Resources issued a finding that our facility does not require an air permit to produce up to 5 million gallons of biodiesel per year. Our facility also operates under a stormwater discharge permit from the North Carolina Department of Environment and Natural Resources and held by the facility landlord. Discharges to the local sewer are monitored by the City of Lenoir Wastewater Division. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and/or facility shutdowns. In an effort to ensure that we secure all necessary environmental permits in a timely fashion and remain in compliance with environmental permits, regulations and laws, we may occasionally employ the services of qualified outside environmental consulting firms. We do not anticipate a material adverse impact on our business or financial condition as a result of our efforts to comply with these requirements.

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property occupies approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expired on May 31, 2012.   The lease automatically renewed for a five year term as neither party opted out or expressed any conditions that were not mutually agreed to by the parties.  Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments.  Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease.  Our property taxes for 2012 (which includes city and county taxes) were $3,932 and have been paid in full.  The Company also owns certain lab equipment and tote systems utilized in the production of biodiesel.  The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

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

As of March 11, 2013, the stock was trading at a market price of $0.05 per share; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.05 was from the last reported sale date of March 5, 2013.
Fiscal Year 2012	High Bid	Low Bid (1)
Fourth Quarter (10-01-2012 to 12-31-2012)	$0.0800	$0.0300
Third Quarter (07-01-2012 to 09-30-2012)	$0.0850	$0.0250
Second Quarter (04-01-2012 to 06-30-2012)	$0.0500	$0.0250
First Quarter (01-01-2012 to 03-31-2012)	$0.3500	$0.0300
Fiscal Year 2011	High Bid	Low Bid (1)
Fourth Quarter (10-01-2011 to 12-31-2011)	$0.4000	$0.0410
Third Quarter (07-01-2011 to 09-30-2011)	$0.1500	$0.0311
Second Quarter (04-01-2011 to 06-30-2011)	$0.5000	$0.0900
First Quarter (01-01-2011 to 03-31-2011)	$0.5000	$0.0700
(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At March 4, 2013, we had 100 total shareholders of record of our common stock (99 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, there were no sales of shares that would be considered exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During 2012, we also refined and sold crude glycerin, a byproduct of our biodiesel production.

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

Going Concern

The financial statements presented in this Annual Report have been prepared on a going-concern basis. As of December 31, 2012, the Company has a working capital deficiency of $395,522, and has an accumulated deficit of $6,050,574. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Price volatility of RINs. Under certain circumstances, the EPA allows producers to separate RINs from the biodiesel to which it was initially assigned. The production facility in Lenoir, NC has successfully registered with EPA to generate RINs (type: D-Code = 4 and D-Code = 6) along with the biodiesel it produces. For those RINs that NABE is able to separate and sell, the selling price is subject to factors affecting the RIN market, which performs much like a commodity market with daily price swings.

Government incentives . Initiatives and incentives at the federal, state and local government levels that benefit our blending and retail customers have played a major role in the demand for our product. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers are registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In January of 2013, Congress retroactively restored the biodiesel tax credit for all of 2012 and further extended it through December 31, 2013. Although Congress has extended this credit on multiple occasions, it has not been further extended and no assurance can be given that the tax incentive will be reinstated by Congress beyond December 31, 2013.

Processing capacity . Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

Market demand. The growth potential of our revenue depends on the market demand for our products. We believe there is high growth potential for our sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA to require the use of 1.28 billion gallons of biodiesel in 2013.

Cost of Sales

The cost of sales is composed of the following items: raw materials, blending materials, labor and overhead. Raw materials refer to feedstock, which accounts for approximately 62% of the total cost of sales. Blending materials refer to methanol and catalyst, which combined account for a small portion of the total cost of sales. Labor cost makes up approximately 27% of the cost of sales. Overhead includes utilities, maintenance costs, and inspections, and accounts for approximately 11% of the total cost of sales.

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

Operating efficiency of the production facility. Our onsite laboratory saves us significant time and expense during the biodiesel production and refining process and it also allows us to ensure a high quality finished product. All feedstocks are tested for quality and for their fatty acid levels upon receipt, allowing us to adjust the mix of catalysts and methanol in a quick and efficient manner. At multiple times during the refining process, additional samples are taken and tested for quality on site. The finished product is ultimately tested to ensure that it meets the latest version of the ASTM-D6751 standards. With the frequency of testing needed, an onsite laboratory saves money and time that would have been spent sending samples off and waiting for results. We are continuing to search for process improvements to increase the efficiency of our production plant.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the twelve-month period ended December 31, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue
The Company generated revenues of $476,398 for the period January 1, 2012 through December 31, 2012.  Revenue was generated during the period through biodiesel sales, through RIN sales, through recovered methanol sales, and through the sale of methylated glycerin. During the period January 1, 2012 through December 31, 2012, our biodiesel sales to third parties totaled approximately $157,425 and our sales to related parties amounted to $154,821. Sales of RINs to third parties totaled $164,152 during the period January 1, 2012 through December 31, 2012. During the period under consideration, sales of recovered methanol totaled $2,116 while methylated glycerin sales amounted to $12,450.

The Company generated revenues of $2,114,158 for the period January 1, 2011 through December 31, 2011.  Revenue was generated during the period through biodiesel sales, through RIN sales, through recovered methanol sales, and through the sale of methylated glycerin.  During the period January 1, 2011 through December 31, 2011, our biodiesel sales to third parties totaled approximately $788,467 and our sales to related parties amounted to $441,653. Sales of RINs to third parties totaled $855,519 during the period January 1, 2011 through December 31, 2011. During the period under consideration, sales of recovered methanol totaled $6,527 while methylated glycerin sales amounted to $21,992.

Comparing the activity for the period January 1, 2012 through December 31, 2012 to the activity for the period January 1, 2011 through December 31, 2011, there was a decrease in revenue of $1,637,760 from $2,114,158 to $476,398. The period-over-period decrease was due primarily to small producers, like NABE, being adversely impacted through fraudulent RIN transactions executed by Maryland and Texas companies in Q4 of 2011. The Company was not involved in any fraudulent RIN transactions, but the effects of the acts carried out by others severely hindered our ability to sell products. Not only were RIN sales negatively affected, but, by extension, biodiesel sales were also hampered. Biodiesel sales experienced a decrease of approximately 335,461 gallons sold during the period January 1, 2012 through December 31, 2012 compared to the period January 1, 2011 through December 31, 2011. Slightly offsetting the decreased revenue was the increase in selling price from an average of about $2.93 per gallon during the period under consideration in 2011 to an average of about $3.04 per gallon during the period under consideration in 2012. The Company had RIN sales of $855,519 during the period January 1, 2011 through December 31, 2011, but transacted $164,152 in RIN sales during the period January 1, 2012 through December 31, 2012.

Cost of Revenue
The Company’s cost of revenue was $638,459 during the period January 1, 2012 through December 31, 2012. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. During the fiscal year 2012 period under consideration, there were no offsets to the cost of revenue associated with filing for tax credits, which were available during the fiscal year 2011. Tax credits, available to biodiesel blenders, amounting to $1 per gallon of biodiesel blended expired at December 31, 2011.  The credits were not renewed during 2012 and, therefore, were not available for offsetting cost of sales during the period January 1, 2012 to December 31, 2012. Cost of revenue for the period January 1, 2012 through December 31, 2012 was solely attributable to third party activity.

The Company’s cost of revenue was $1,986,341 during the period January 1, 2011 through December 31, 2011. For the same period, cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. Offsetting the cost of revenue was the filing for tax credits available to biodiesel blenders, which amounted to $261,324 during the period, net of the establishment of a valuation allowance on the tax credits receivable of $224,059 during the period. Total cost of revenue for the period January 1, 2011 through December 31, 2011 includes $1,721,364 from third party activity and $264,977 in related party activity.

Comparing the activity for the period January 1, 2012 through December 31, 2012 to the activity for the period January 1, 2011 through December 31, 2011, there was a decrease in cost of revenues of $1,347,882 as the cost of revenues declined from $1,986,341 to $638,459. The period-over-period decrease was primarily due to the volumetric decrease in raw materials purchases as a result of deflated sales.  Prior year results included purchasing raw feedstocks for which the Company approximately paid an average of $0.402 per pound (or $3.02 per gallon based on a density of 7.5 pounds per gal). Current year activity during the period under consideration included purchasing raw feedstocks for which the Company approximately paid an average of $0.497 per pound (or $3.73 per gallon based on a density of 7.5 pounds per gal).  Furthermore, the lack of tax credits available for the period January 1, 2012 through December 31, 2012 contributed to the difference in cost of revenues period-over-period.

Depreciation
Depreciation expense totaled $118,404 for the period January 1, 2012 through December 31, 2012.

Depreciation expense totaled $72,676 for the period January 1, 2011 through December 31, 2011.

Gross Profit
Gross profit for the Company was a loss totaling ($280,465) for the period January 1, 2012 through December 31, 2012.  The primary reason for the loss during the period under consideration was directly related to the adversely affected RIN market, which reduced demand for biodiesel from small producers. Consumers (i.e. obligated parties) were reluctant to purchase biodiesel and associated RINs from small, non-vertically integrated biodiesel producers for fear of being sold invalid RINs. Also contributing to the gross loss was the fact that the biodiesel blender tax credit expired at December 31, 2011 and was not available as an offset to the Company’s cost to produce during the period January 1, 2012 to December 31, 2012.

Gross profit for the Company totaled $55,141 for the period January 1, 2011 through December 31, 2011.  The primary reason for the gross profit during the period under consideration was the sale of RINs to third parties amounting to $855,519. Also impacting the gross profit was the fact that the cost to produce was reduced by $261,324 during the period, net of the establishment of a valuation allowance on the tax credits receivable of $224,059, as NABE filed for biodiesel blending credits with the IRS.

Selling, General and Administrative Expenses (SG&A)
SG&A expenses totaled $110,251 for the period January 1, 2012 through December 31, 2012. During the period under consideration, the Company’s SG&A expenses were primarily consisted of costs associated with payroll, office overhead and consulting fees.

SG&A expenses totaled $1,507,565 for the period January 1, 2011 through December 31, 2011. During the period under consideration, the Company’s SG&A expenses were primarily comprised of payroll, auditing and accounting fees ($154,640), legal fees ($21,781), travel expenses ($13,888), consulting fees ($1,243,375), and fees associated with filing financial reports in XBRL format ($15,175).

Comparing the activity for the period January 1, 2012 through December 31, 2012 to the activity for the period January 1, 2011 through December 31, 2011, there was a decrease in SG&A expenses of $1,397,314 as SG&A declined from $1,507,565 to $110,251. The period-over-period decrease was due primarily to reduced consulting expenses that were recognized during the prior year as part of a stock grant. A portion of the stock grant was recognized during the current year, but the amount was much less on a comparative basis. During the period January 1, 2011 through December 31, 2011, the Company paid fundraising and consulting fees of approximately $1,243,375. During the period January 1, 2012 through December 31, 2012, the Company recognized $16,667 in consulting fees associated with a stock grant.

Gain on Forgiveness of Trade Payables
Gain on forgiveness of trade payables was $30,000 for the period January 1, 2012 through December 31, 2012.  During the period, $30,000 of the Company’s payable balance to a third party was forgiven.

The Company had no gain on forgiveness of trade payables for the period January 1, 2011 through December 31, 2011.

Loss on Disposal of Fixed Assets and Impairment of Construction in Progress
Loss on disposal of fixed assets was $71,120 for the period January 1, 2012 through December 31, 2012.  The assets that were disposed of were totes that the biodiesel production facility in Lenoir, North Carolina had used for storage of methylated glycerin and recovered methanol. During the first quarter of 2012, new storage tanks were placed into service that had previously been reflected as construction in progress assets. These new storage tanks rendered the totes useless. Given the condition of the totes, it was determined that they were unsuitable for selling and the assets were fully impaired.  This loss was partially offset by a $2,670 gain on disposal of fixed assets recorded during the year ended December 31, 2012.

Loss on impairment of construction in progress during the period January 1, 2012 to December 31, 2012 is $170,700 associated with filtration equipment.  As of December 31, 2011, NABE was in the process of paying third parties to construct a biodiesel resin purification system and other biodiesel production equipment. The amounts associated with these projects were included in Construction in Progress in the balance sheet at December 31, 2011. During FY2012, NABE was unable to obtain grant financing necessary to complete the projects and declared the assets fully impaired as of December 31, 2012.

The Company had no loss on disposal of fixed assets or impairment of construction in progress for the period January 1, 2011 through December 31, 2011.

Other Income
Other Income totaled $93,559 for the period January 1, 2012 through December 31, 2012.  The primary sources of Other Income included $18,738 in funding provided by the Western Piedmont Council of Governments, $48,616 in funding provided by the North Carolina Green Business Fund grant, $17,193 in funding provided by the Carolina Land & Lakes Grant, and $9,012 in funding provided by the USDA’s Biofuel Program.

Other Income totaled $74,794 for the period January 1, 2011 through December 31, 2011.  The primary sources of Other Income included $49,878 in funding provided by the North Carolina Green Business Fund grant and $24,876 in funding provided by the USDA’s Biofuel Program.

Interest Income
The Company had no interest income for the period January 1, 2012 through December 31, 2012.

The Company had interest income of $1,203 for the period January 1, 2011 through December 31, 2011.

Interest Expense
Interest expense was $8,619 for the period January 1, 2012 through December 31, 2012.

Interest expense was $12,592 for the period January 1, 2011 through December 31, 2011.

Net Loss
The Company had a net loss of $517,596 for the period January 1, 2012 through December 31, 2012.

The Company had a net loss of $1,389,019 for the period January 1, 2011 through December 31, 2011.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 2 Years	2 - 5 Years	More than 5 Years
Term loan (1)	$122,313	52,403	55,313	14,597	-
Term loan (2)	856	856	-	-	-

Total	$123,169	53,259	55,313	14,597	-
_______________________
 (1) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent, with an interest rate floor of 5.25%. For purposes of calculating total obligations due under this term loan, the interest rate, as of December 31, 2012, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of December 31, 2012. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(2) NABE entered into a term note in April 2012 that matured in April 2013.  The note was payable in monthly principal and interest installments of $898.  Interest is payable monthly at a rate of 10.73%.  The balance outstanding at December 31, 2012 was $856.

Liquidity and Capital Resources

Working Capital
	As of December 31, 2012	As of December 31, 2011
Current Assets	$293,373	$739,112
Current Liabilities	688,895	931,351

Working Capital Deficiency	(395,522)	(192,239)

Accumulated Deficit	(6,050,574)	(5,532,978)

Cash Flows
	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Cash used in operating activities	$(25,252)	$(150,240)
Cash used in investing activities	(25,681)	(68,899)
Cash provided by (used in) financing activities	(69,446)	150,594
Net decrease in cash	(120,379)	(68,545)

As of December 31, 2012, our current assets totaling $293,373 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $688,895 as of December 31, 2012. As a result we had a working capital deficiency of $395,522 at December 31, 2012.

Current assets for the Company totaled $739,112 as of December 31, 2011. Current liabilities for the Company totaled $931,351 as of December 31, 2011. As a result the Company had a working capital deficiency of $192,239 at December 31, 2011.

To December 31, 2012, the Company has funded its initial operations through the issuance of 31,254,332 shares of capital stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

During the twelve months ended December 31, 2012, the Company repaid $10,000 in debt due to related parties.  As of December 31, 2012, the Company had no related party debt.

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

Cash Used In Operating Activities

During the period January 1, 2012 through December 31, 2012, the Company’s cash used in operating activities totaled $25,252. For the same period, the Company’s cash used in operating activities was primarily attributable to the net effect of collecting trade receivables associated with RIN sales and making payments on trade payables. Losses were recognized when storage totes and assets carried in the Construction in Progress (CIP) account were deemed impaired. Totes were impaired as a result of placing other storage vessels into service and the totes were not suitable for other service. CIP assets were impaired as NABE was unable to secure grant funding to complete filtering equipment projects. Additionally, the Company had certain third party trade payables forgiven.

During the period January 1, 2011 through December 31, 2011, the Company’s cash used in operating activities totaled $150,240. Cash used in operating activities was primarily attributable to the net effect of making credit sales and an increasing balance in the tax credits receivable from blending activities. Overall trade receivables increased $167,200 and $180,753 of this net amount was associated with receivables on RIN sales, which were made at year end. Inventories increased $62,579 over the prior year. NABE’s tax credits receivable decreased $96,576 during the period under consideration due to a valuation allowance that was placed on the credits available as tax offsets to biodiesel producers. Overall payables increased $94,755 for the same period.

Cash Used In Investing Activities

During the period January 1, 2012 through December 31, 2012, the Company’s cash used in investing activities totaled $25,681. This amount primarily represents funds that were used to upgrade/replace pumps, to further complete installation of insulating materials, and to purchase a vehicle associated with the NABE site.

During the period January 1, 2011 through December 31, 2011, the Company’s cash used in investing activities totaled $68,899. This amount primarily represents plant-wide efforts to improve operating efficiency through insulating equipment and piping and through replacing outdated, less efficient pumps at the biodiesel production facility in Lenoir, NC.

Cash Provided By (Used In) Financing Activities

During the period January 1, 2012 through December 31, 2012, the Company’s cash used in financing activities totaled $69,446.  This amount represents repayment of $10,000 in related party debt, and payments totaling $59,446 on debts to third-party creditors.

During the period January 1, 2011 through December 31, 2011, the Company’s cash provided by financing activities totaled $150,594.  This amount represents repayment of $87,500 in related party debt, proceeds from the sale of stock of $300,000 and payments, net of borrowings, totaling $61,906 on debts to third-party creditors.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Incoming, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Incoming, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incoming, Inc. and its subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 12, 2013

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$2,348	$122,727
Accounts receivable, trade	14,507	223,323
Accounts receivable, related party	209,552	235,280
Inventory	60,706	69,323
Tax credit receivable	-	80,412
Prepaid expenses	5,860	7,947
Other current assets	400	100
Total current assets	293,373	739,112

Property and equipment, net	580,682	688,225
Construction in progress	-	227,000
Total assets	$874,055	$1,654,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$328,339	$533,002
Current maturities of long term debt	53,259	52,204
Accrued liabilities	24,731	14,605
Accounts payable – related party	282,566	321,540
Short term debt – related parties	-	10,000
Total current liabilities	688,895	931,351

Long-term debt	69,910	121,813
Total Liabilities	758,805	1,053,164

Capital stock $.001 par value; 75,000,000 shares authorized;
Class A - 29,274,332 and 28,774,332 shares issued and outstanding	29,274	28,774
Convertible Class B - 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,103,397
Accumulated deficit	(6,050,574)	(5,532,978)
Total stockholders’ equity
	115,250	601,173
Total liabilities and stockholder's equity	$874,055	$1,654,337

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011
Revenue	157,425	816,986
Renewable identification number sales	164,152	855,519
Revenues from related parties	154,821	441,653
Total revenue	476,398	2,114,158

Cost of revenue	638,459	1,721,364
Cost of revenue from related parties	-	264,977
Depreciation	118,404	72,676
Gross profit (loss)	(280,465)	55,141

Selling, General, and Administrative Expenses	110,251	1,507,565
Gain on forgiveness of trade payables	(30,000)	-
Impairment of construction in progress	170,700	-
Loss on disposal of fixed assets	71,120	-

Other income (expense)
Grant and other income	93,559	74,794
Interest income	-	1,203
Interest expense	(8,619)	(12,592)
Total other income	84,940	63,405
Net Loss	(517,596)	(1,389,019)

Net Loss per Class A Common Share (Basic and Diluted)	(0.02)	(0.06)
Net Loss per Class B Common Share (Basic and Diluted)	(0.26)	(0.70)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,180,070	22,802,928
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash Flows from operating activities
Net loss	$(517,596)	$(1,389,019)
Adjustments to reconcile net loss
to net cash provided by operations:
Stock-based compensation	16,667	1,195,207
Gain on forgiveness of trade payables	(30,000)	-
Impairment of construction in progress	170,700	-
Loss on disposal of fixed assets	71,120	-
Depreciation	118,404	72,676
Bad debt expense	-	10,980
Write off of obsolete inventory	-	3,457
Establishment of tax credit receivable valuation allowance	-	224,059
Changes in operating assets and liabilities
Accounts receivable	208,816	(221,868)
Accounts receivable – related party	25,728	43,688
Tax credit receivable	80,412	(127,483)
Prepaid expenses	10,685	698
Inventory	8,617	(66,036)
Other assets	(300)	617
Accounts payable	(174,663)	(155,184)
Accounts payable – related party	(23,968)	249,939
Accrued expenses	10,126	8,029
Net cash used in operating activities	(25,252)	(150,240)
Cash flows from investing activities
Purchase of fixed assets	(25,681)	(68,899)
Cash flows from financing activities
Proceeds from sale of stock	-	300,000
Payments on related party debt	(10,000)	(87,500)
Proceeds from third party debt	-	10,614
Principal payments on debt	(59,446)	(72,520)
Net cash provided by (used in) financing activities	(69,446)	150,594
Net cash decrease for period	(120,379)	(68,545)
Cash at beginning of period	122,727	191,272
Cash at end of period	$2,348	122,727

Supplemental disclosure of cash flow information
Cash paid for interest	$8,619	12,592
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Construction in progress transferred to property and equipment	56,300	-
Additions to prepaid insurance with debt	8,598	-
Forgiveness of related party payables	15,006	-

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2012 and 2011

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2010	18,149,332	$18,149	1,980,000	$1,980	$4,618,815	$(4,143,959)	$494,985

Issuance of Common Stock on Jan. 24, 2011 for consulting services at $.07 per share	187,500	188	-	-	12,937	-	13,125
Issuance of Common Stock on Jan. 31, 2011 for consulting services at $.10 per share	187,500	187	-	-	18,563	-	18,750
Issuance of Common Stock on Jun 9, 2011 for consulting services at $.15 per share	500,000	500	-	-	74,500	-	75,000
Amortization of unearned shares granted on Jun 9, 2011 for consulting services at $.15 per share	-	-	-	-	58,332	-	58,332
Issuance of Common Stock on Jul 22, 2011 for consulting services at $.11 per share	8,000,000	8,000	-	-	872,000	-	880,000
Issuance of Common Stock on Jul 27, 2011 for consulting services at $.11 per share	500,000	500	-	-	54,500	-	55,000
Issuance of Common Stock on Aug 22, 2011 for cash at $.40 per share	500,000	500	-	-	199,500	-	200,000
Amortization of unearned shares granted on Jun 9, 2011 for consulting services at $.15 per share	-	-	-	-	45,000	-	45,000
Issuance of Common Stock on Oct 18, 2011 for cash at $.40 per share	250,000	250	-	-	99,750	-	100,000
Issuance of Common Stock on Dec 9, 2011 for consulting services at $.10 per share	500,000	500	-	-	49,500	-	50,000
Net loss	-	-	-	-	-	(1,389,019)	(1,389,019)
Balances, December 31, 2011	28,774,332	$28,774	1,980,000	$1,980	$6,103,397	$(5,532,978)	$601,173

Issuance of Common Stock on Mar. 9, 2012 for consulting services	500,000	500	-	-	16,167	-	16,667
Forgiveness of related party trade payables on Sep. 30, 2012	-	-	-	-	15,006	-	15,006
Net loss	-	-	-	-	-	(517,596)	(517,596)
Balances, December 31, 2012	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(6,050,574)	$115,250

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1                      Nature and Continuance of Operations

Organization

On December 22, 2006, Incoming, Inc. (“We” or the “Company”) was incorporated in Nevada. Our fiscal year end is December 31. On August 23, 2010, we acquired an existing biodiesel production facility in Lenoir, NC from North American Bio-Energies, LLC (“NABE”).

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of December 31, 2012, the Company has a working capital deficiency of $395,523 and has an accumulated deficit of $6,050,574. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary North American Bio-Energies, LLC (ÒNABEÓ). Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2012 and 2011, the Company had cash of $2,348 and $122,727, respectively, held in FDIC insured accounts.

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

Construction in Progress

Construction in progress is stated at cost, which includes the costs incurred to third parties for construction of plant assets. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2011 represents plant assets under construction and prepayments on assets being purchased.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and December 31, 2011.

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

Note 3      Inventory

Inventories consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Raw materials	$25,240	$29,155
Work in process	-	-
Finished goods	35,466	40,168
By-products	-	-
Total	$60,706	$69,323

Note 4        Tax Credit Receivable

The Company is considered a small agri-biodiesel producer and therefore is eligible for biodiesel and renewable diesel fuels tax credits.  The Company is eligible for a $1 per gallon blender’s credit, which is a refundable credit based on the Company’s production and sale of qualified agri-biodiesel in a given tax year, and a $0.10 per gallon producer’s credit, which is applicable against earnings when determining income tax liabilities. The estimated total tax credit receivable as of December 31, 2012 and 2011 was $0 and $80,412, respectively.  Tax credit income for 2012 and 2011 was $0 and $485,383, respectively, and, as applicable, were recorded as a reduction to the Company’s production costs. There was no blender tax credit income recognized during 2012 due to the credit’s expiration.  In January of 2013, the US Congress reinstated the credit retroactively for all of 2012 and going forward through December 31, 2013.

Since the Company has not been profitable to date, and the $0.10 per gallon producer’s credit can only be realized against earnings, a valuation allowance of $224,059 was placed on the tax credit receivables as of December 31, 2011.

Note 5       Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Plant and equipment (1-20 years)	$740,715	$747,974
Leasehold improvements (2-5 years)	28,639	28,639
Vehicle (5 years)	9,800	-
Office equipment & software (2-5 years)	6,700	6,700
	785,854	783,313
Less: accumulated depreciation	(205,172)	(95,088)
Total	$580,682	$688,225

Note 6        Loss on Disposal of Fixed Assets and Impairment of Construction in Progress

During 2012, NABE placed steel vertical storage tanks into service. These tanks had previously been reflected in the Construction in Progress line item of the balance sheet. Placing the tanks in service allowed the biodiesel production facility in Lenoir to store its crude glycerin and recovered methanol in vessels other than storage totes. The totes were in service for five years and, as a result of extensive usage, were evaluated to be unsuitable for selling or for using in other applications at the plant. As a result, the Company declared the assets impaired and recorded a loss on disposal of fixed assets of $73,790.  This loss was partially offset by $2,670 of gains on disposals of fixed assets recorded during 2012.

As of December 31, 2011, NABE was in the process of paying third parties to construct a biodiesel resin purification system and other biodiesel production equipment. The amounts associated with these projects were included in Construction in Progress in the balance sheet at December 31, 2011. During 2012, NABE was unable to obtain grant financing necessary to complete the projects and declared the assets fully impaired as of December 31, 2012.  The $170,700 impairment loss is recorded in the income statement for 2012.

Note 7       Gain on Forgiveness of Trade Payables

The Company recognized a gain on forgiveness of trade payables of $30,000 during 2012. This $30,000 reduction of the Company’s trade payable balance resulted from forgiveness on third-party payables.

Note 8       Bank Line of Credit and Notes Payable

At December 31, 2009, NABE had available a $250,000 revolving credit agreement with a bank. Interest was paid monthly at a variable rate of prime plus one percent, with an interest rate floor of 5.25%. On April 27, 2010, this line was modified into a five-year term loan with 59 monthly principal and interest installments of $4,805 with one final payment on April 25, 2015.  At the time the term loan was established in 2010, the Company pledged accounts receivable, inventory and equipment as collateral. The balances outstanding at December 31, 2012 and 2011 were $122,313 and $171,917, respectively.

NABE also entered into a term note in April 2012 that matured in April 2013.  The note is payable in monthly principal and interest installments of $898.  Interest is payable monthly at a rate of 10.73%.  The balance outstanding at December 31, 2012 was $856.

Future maturities of long-term debt as of December 31, 2012 are as follows:

Year Ending December 31,	Amount
2013	53,259
2014	55,313
2015	14,597
Total	$123,169

Note 9        Related Party Transactions

a)  During 2009, NABE received loan advances from Echols Oil Company (related party) totaling $97,500. As of December 31, 2012, the full amount had been repaid, which left no remaining balance due to Echols Oil Company. The Company’s current Chairman and CEO, R. Samuel Bell, Jr. is the owner of Echols Oil Company.

b)  NABE sells a portion of its finished goods to and purchases product for processing from Verde Bio Fuels, Inc. and Echols Oil Company, companies owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr.  During 2012 and 2011, sales to the related companies were $154,821 and $441,653, respectively.  During 2012, there were no purchases from the related companies while purchases from related companies totaled $264,977 for 2011.  As of December 31, 2012, the Company had outstanding receivables from these companies of $209,552 and outstanding payables of $282,566.  The amount of related party payables at December 31, 2012 included payables to Green Valley Bio-Fuels in the amount of $274,916.  Furthermore, $13,897 of related party payables were reclassified as third party payables as of December 31, 2012 due to the vendor no longer being classified as a related party.

Note 10      Equity Transactions

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

During 2012 and 2011, Incoming, Inc. consummated the following equity transactions:

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

3.
On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to a director with a fair value of $300,000.  500,000 of the shares vested immediately and 500,000 shares vested every 90 days through March 2012.  As of December 31, 2012, the Company had issued 2,000,000 Class A Common shares in conjunction with this grant and recognized $16,667 of stock-based compensation during 2012.

4.	On July 22, 2011, the Company issued 8,000,000 Class A Common shares in exchange for services valued at $880,000.
5.	On August 22, 2011, the Company sold 500,000 Class A Common shares for $200,000.
6.	On October 18, 2011, the Company sold 250,000 Class A Common shares for $100,000.
7.
During 2012, $15,006 of related party payables was forgiven.  The related party was partially owned by the CEO of the Company.  As such, the reduction in the payable balance was recorded as an increase to additional paid in capital.

Note 11     Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During fiscal years 2012 and 2011, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,310,000 and $1,021,000 at December 31, 2012 and 2011 and will expire beginning in 2027.

At December 31, 2012 and 2011 deferred tax assets consisted of the following:

	2012	2011
Deferred tax assets
Net operating losses	$458,660	$357,471
Less: valuation allowance	(458,660)	(357,471)

Net deferred tax asset	$-	$-

Note 12      Major Customers and Vendors

During 2012, one related party customer accounted for 32% of total revenue while three third-party customers accounted for 45% of total revenue. During 2012, there were no related party vendors while two third party vendors accounted for 49% of total cost of revenues.

During 2011, two related party customers accounted for 19% of total revenue, one third-party customer accounted for 42% of total revenue, two related party vendors accounted for 12% of total cost of revenues and a third party vendor accounted for 53% of total cost of revenues.

Note 13       Other Income

During 2012, NABE received a grant from various grants from funding organization within the State of North Carolina.  The North Carolina Green Business Fund provided $48,616 in grant funds toward efficiency improvement efforts throughout the biodiesel production plant in North Carolina. The Western Piedmont Council of Governments provided $18,738 in funding toward offsetting workforce costs. The Carolina Land & Lakes Grant provided $17,193 in funding associated with reducing the impact to natural resources as a result of biodiesel production. The USDA Biofuel Program provided $9,012 in grant funding based on production at the plant utilizing agri-based feedstock materials.

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

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012. The Company has taken the steps described below to remediate such material weaknesses.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2012.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
R. Samuel Bell Jr.	57	CEO, Chairman
Frank Aaron Gay	51	Director

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
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2011	-0-	-0-	440,000	(1)	-0-	-0-	-0-	-0-	440,000
	2012	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Victor AbiJaoudi II, Former Director(2) and Former President, Chief Operating Officer(3)	2011	-0-	-0-	110,000	(4)	-0-	-0-	-0-	-0-	110,000
	2012	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Eric S. Norris, Secretary	2011	-0-	-0-	165,000	(5)	-0-	-0-	-0-	-0-	165,000
	2012	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Frank Aaron Gay, Director	2011	-0-	-0-	283,833	(6)	-0-	-0-	-0-	-0-	283,833
	2012	-0-	-0-	16,167	(7)	-0-	-0-	-0-	-0-	16,167

__________________________________
(1) The Company issued Mr. Bell 4,000,000 shares of the Company's Class A common stock on July 22, 2011 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.11 per share.

(2) On August 9, 2012, Mr. Victor AbiJaoudi II tendered his resignation as a member of the Company’s Board of Directors and the remaining members of the Board of Directors accepted the resignation effective immediately.

(3) On October 5, 2011, Mr. Victor AbiJaoudi II tendered his resignation as the Company’s President and Chief Operating Officer and the Company’s Board of Directors accepted the resignation effective immediately.

(4) The Company issued Mr. AbiJaoudi 1,000,000 shares of the Company's Class A common stock on July 22, 2011 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.11 per share.

(5) The Company issued Mr. Norris 1,500,000 shares of the Company's Class A common stock on July 22, 2011 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.11 per share.

(6) On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to Mr. Gay with a fair value of $300,000. 250,000 of the shares vested immediately and 250,000 shares vest every 90 days through March 2012. As of December 31, 2011, the Company had issued 1,500,000 Class A Common shares in conjunction with this grant and recognized $283,833 of stock-based compensation during the twelve months ended December 31, 2011.

(7) On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to Mr. Gay with a fair value of $300,000. 250,000 of the shares vested immediately and 250,000 shares vest every 90 days through March 2012. As of December 31, 2012, the Company had issued 2,000,000 Class A Common shares in conjunction with this grant and recognized $16,167 of stock-based compensation during the twelve months ended December 31, 2012.

Employment Agreements

We currently do not have employment agreements with any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended December 31, 2012, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.  We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2012 and currently no compensation arrangements are in place for the compensation of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 11, 2012 based upon: (i) 29,274,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock
		Officers & directors
R. Samuel Bell, Jr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	CEO, Chairman of the Board	Class A Common Stock/ Class B Common Stock(1)	5,700,000/ 1,980,000	19.5%	100%
Frank Aaron Gay c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	2,000,000	6.8%	--
Eric S. Norris c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Secretary	Class A Common Stock	1,500,000	5.1%	--
All officers and directors as a group (3 total)		Class A Common Stock/ Class B Common Stock(1)	9,200,000/ 1,980,000	31.4%	100%

	5% Beneficial Owners
Aaron West 1635 N Cahuenga Blvd. Los Angeles, CA 90028	Class A Common Stock	3,000,000	10.2%	--
Elaina Watley 1301 Wall Street West Apt. 2211 Lyndhurst, NJ 07071	Class A Common Stock	1,500,000	5.1%	--
Steve Gilcrease 3103 Pluto Street Dallas, TX 75212	Class A Common Stock	3,750,000	12.8%	--
_________________________

(1) In accordance with the terms of the Exchange Transaction, the holder of Class B Common Stock is entitled to two votes per share on all matters and votes with holders of Class A Common Stock together on all matters as one class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2012 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

In 2012 the Company’s subsidiary, NABE, sold $154,821.30 of product to Echols Oil Company. The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by Malone Bailey LLP ("MB") for fiscal years 2012 and 2011:
	2012	2011
	MB	MB
Audit Fees	40,000	106,640

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$40,000	$106,640

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

INCOMING, INC.

By:  /s/ R. Samuel Bell, Jr.
R/ Samuel Bell, Jr.
Chairman and CEO

Date: April 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell, Jr. R. Samuel Bell, Jr.	CEO and Chairman, Board of Directors (Principal Executive Officer)	April 12, 2013

/s/ Eric Norris Eric Norris	Vice President, Finance (Principal Financial Officer)	April 12, 2013