Form 10-Q
period 2013-03-31
Incoming, Inc.
filed 2013-05-15
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-152012

Incoming, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

244 5th Avenue, Ste V235
New York, NY 10001
(Address of principal executive offices, including zip code.)

(800) 385-5705
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

As of May 15, 2013, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 12, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$4,758	$2,348
Accounts receivable, trade	459	14,507
Accounts receivable, related parties	165,551	209,552
Inventory	38,073	60,706
Prepaid expenses	956	5,860
Other current assets	1,000	400
Total current assets	210,797	293,373

Property and equipment, net	554,568	580,682
Construction in progress	6,200	-
Total assets	$771,565	$874,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	360,818	328,339
Short term debt	53,160	53,259
Accrued liabilities	24,796	24,731
Accounts payable – related parties	274,916	282,566
Total current liabilities	713,690	688,895

Long-term debt	60,646	69,910
Total Liabilities	774,336	758,805

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 29,274,332 and 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(6,168,595)	(6,050,574)
Total stockholders’ equity (deficit)	(2,771)	115,250
Total liabilities and stockholders' equity (deficit)	$771,565	$874,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue	$31,009	$119,611
Revenue from related parties	20,440	19,460
Total revenue	51,449	139,071

Cost of revenue	126,515	229,763
Depreciation	26,114	19,713
Gross loss	(101,180)	(110,405)

Selling, General, and Administrative Expenses	16,986	28,740
Gain on forgiveness of trade payables	-	(30,000)

Other income (expense)
Grant and other income	1,290	58,089
Interest expense	(1,145)	(2,416)
Total other income (expense)	145	55,673

Net Loss	$(118,021)	$(53,472)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.00)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.06)	$(0.03)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	28,895,211
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from operating Activities
Net loss	$(118,021)	$(53,472)
Adjustments to reconcile net loss
to net cash provided by operations:
Stock based compensation	-	16,667
Gain on forgiveness of trade payables	-	(30,000)
Depreciation	26,114	19,713
Changes in operating assets and liabilities
Accounts receivable	14,048	222,488
Accounts receivable – related party	44,001	(19,460)
Tax credit/other receivables	-	80,412
Prepaid expenses	4,904	4,295
Inventory	22,633	2,825
Other current assets	(600)	-
Accounts payable	32,479	(173,404)
Accounts payable – related party	(7,650)	15,006
Accrued expenses	65	2,465
Net cash provided by operating activities	17,973	87,535
Cash flows from investing activities
Purchase of fixed assets	(6,200)	(19,833)
Net cash used in investing activities	(6,200)	(19,833)
Cash flows from financing activities
Principal payments on debt	(9,363)	(14,263)
Net cash used in financing activities	(9,363)	(14,263)
Net cash increase for period	2,410	53,439
Cash at beginning of period	2,348	122,727
Cash at end of period	$4,758	$176,166

Supplemental disclosure of cash flow information
Cash paid for interest	$1,145	2,416
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	-	56,300

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

Note 2             Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2012, the Company had a working capital deficiency of $395,522, and had accumulated a deficit of $6,050,574.  As of March 31, 2013, the Company had a working capital deficiency of $502,893, and had accumulated a deficit of $6,168,595.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3             Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the three months ended March 31, 2013, sales to the related company were $20,440. As of March 31, 2013, the Company had outstanding receivables from the related party company of $165,551. As of March 31, 2013, the Company had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This section of the report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2012.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of March 31, 2013, the Company had a working capital deficiency of $502,893, and had an accumulated deficit of $6,168,595 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

We do not expect to generate sufficient revenue to sustain operation during the next twelve months. Consequently, we will continue to depend on additional financing in order to maintain our operations and continue with our corporate activities. Based on these uncertainties, our independent auditors included additional comments in their report on our financial statements for the year ended December 31, 2012, indicating concerns about our ability to continue as a going concern.

Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons.  Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors.  Currently, we are engaged in producing biodiesel and strategically purchasing biodiesel from other producers to meet commercial requirements.  We also purify and sell glycerin, which is created as a byproduct of the biodiesel production process. Once the facility has accumulated sufficient glycerin to make full loads, it is typically sold to the market.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. The glycerin byproduct is then separated from the biodiesel and any excess methanol is recovered. Recovered methanol is either sold or reused in the production process. Glycerin is sold on the open market as either a crude product or as a further-processed tech grade product. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2013, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue, RIN sales and Revenue From Related Parties
The Company generated revenues of $51,449 during the period January 1, 2013 through March 31, 2013. Revenue generated during the period was due to sales of biodiesel, glycerin, and oils recovered during glycerin purification processing. During the period January 1, 2013 through March 31, 2013, our blended biodiesel sales to third parties totaled approximately $9,734 and our sales to related parties amounted to $20,440. There were no sales of RINs during the first quarter of 2013. For the period under consideration, de-methylated glycerin sales amounted to $9,435. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields another commodity.  Sales of the high fatty acid oil totaled $11,886 for the period under consideration.

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

Comparing the Company’s activity for the period January 1, 2013 through March 31, 2013 to the activity for the period January 1, 2012 through March 31, 2012, there was a decrease in revenue of $87,622 from $139,071 to $51,449. The period-over-period decrease was due primarily to decreased biodiesel sales and continued difficulty with selling RINs. Biodiesel sales experienced a decrease of approximately 8,100 gallons during the period January 1, 2013 through March 31, 2013 compared to the period January 1, 2012 through March 31, 2012. The Company had no RIN sales during the period January 1, 2013 through March 31, 2013, and sold no RINs during the period January 1, 2012 through March 31, 2012. The Company had de-methylated glycerin sales of $9,435 during the first quarter of 2013, but had no de-methylated glycerin sales during the first quarter of 2012. Additionally, the Company had high fatty acid oil sales of $11,886 during the period January 1, 2013 through March 31, 2013, but had no high fatty acid oil sales during the period January 1, 2012 through March 31, 2012.

Cost of Revenue
Cost of revenue totaled $126,515 during the period January 1, 2013 through March 31, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, catalyst, and acid) purchases, labor, overhead, and utilities.

Cost of revenue totaled $229,763 during the period January 1, 2012 through March 31, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2013 through March 31, 2013 to the activity for the period January 1, 2012 through March 31, 2012, there was a decrease in cost of revenues of $103,248 as the cost of revenues reduced from $229,763 to $126,515. The period-over-period decrease was due in large part to the reduced number of gallons of biodiesel produced. Slightly increasing the period-over-period cost of revenue was the impact of processing methylated glycerin to produce de-methylated glycerin and high fatty acid oils. Glycerin purification efforts increased utility and personnel costs.

Depreciation
Depreciation expense totaled $26,114 for the period January 1, 2013 through March 31, 2013.

Depreciation expense totaled $19,713 for the period January 1, 2012 through March 31, 2012.

Gross Profit
Gross profit for the Company was a loss of ($101,180) for the period January 1, 2013 through March 31, 2013.  The primary reason for the gross loss during the period was reduced demand for biodiesel from smaller producers while the EPA continues to develop quality assurance program options for alleviating distress caused by the fraudulent actions of the other parties during the last quarter of 2011.

Gross profit for the Company was a loss of ($110,405) for the period January 1, 2012 through March 31, 2012.  The primary reason for the gross loss during the period was the impact of being unable to sell RINs in the current market, which continues to be impacted by the fraudulent actions of the parties in Maryland and Texas.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $16,986 for the period January 1, 2013 through March 31, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead, and professional fees.

SG&A expenses totaled $28,740 for the period January 1, 2012 through March 31, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead, and consulting fees ($16,667).

Comparing the Company’s activity for the period January 1, 2013 through March 31, 2013 to the activity for the period January 1, 2012 through March 31, 2012, there was a decrease in SG&A expenses of $11,754 as SG&A declined from $28,740 to $16,986. The period-over-period decrease was due primarily to consulting expenses ($16,667) recognized during the prior-year period under consideration compared to the similar period in the current year. Payroll expenses and office overhead remained stable considering the first quarter of the current year compared with the first quarter of the prior year.

Gain on forgiveness of trade payables
The Company had no gain on forgiveness of trade payables for the period January 1, 2013 through March 31, 2013.

Gain on forgiveness of trade payables was $30,000 for the period January 1, 2012 through March 31, 2012.  $30,000 of the Company’s payable balance to a third-party was forgiven during the period.

Other Income (Expense)
Other Income totaled $1,290 during the period from January 1, 2013 through March 31, 2013. The primary reasons for the balance were $490 in funding from the USDA Biofuel Program and $800 recognized for the sale of old totes that had previously been impaired.

Other Income totaled $58,089 during the period from January 1, 2012 through March 31, 2012. The primary reason for the balance was $43,682 in grant funding received from the North Carolina Green Business Fund. Most of the remaining balance is attributable to $13,567 in funds received from the Western Carolina Piedmont Council of Governments.

Interest Income
The Company had no interest income for the period January 1, 2013 through March 31, 2013.

The Company had no interest income for the period January 1, 2012 through March 31, 2012.

Interest Expense
Interest expense for the Company was $1,145 for the period January 1, 2013 through March 31, 2013.

Interest expense for the Company was $2,416 for the period January 1, 2012 through March 31, 2012.

Net Income (Loss)
The Company had a net loss of ($118,021) for the period January 1, 2013 through March 31, 2013.

The Company had a net loss of ($53,472) for the period January 1, 2012 through March 31, 2012.

Liquidity and Capital Resources

Working Capital
	As of March 31, 2013	As of December 31, 2012
Current Assets	$210,797	$293,373

Current Liabilities	$713,690	$688,895

Working Capital Deficiency	$(502,893)	$(395,522)

Accumulated Deficit	$(6,168,595)	$(6,050,574)

Cash Flows
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash provided by operating activities	$17,973	$87,535
Cash used in investing activities	(6,200)	(19,833)
Cash used in financing activities	(9,363)	(14,263)
Net increase in cash	$2,410	$53,439

As of March 31, 2013, our current assets totaling $210,797 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to third parties were $713,690 as of March 31, 2013.  As a result, we had a working capital deficiency of $502,893.

Current assets for the Company totaled $293,373 as of December 31, 2012. Current liabilities for the Company totaled $688,895 as of December 31, 2012, which resulted in a working capital deficiency of $395,522.

Comparing the working capital deficiency at March 31, 2013 to the deficiency at December 31, 2012, there is an increase of $107,371 as the deficiency increased from $395,522 to $502,893. The biggest contributors to the overall increase were collection of outstanding accounts receivable, and the sale of inventory on hand.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  NABE’s period-over-period biodiesel sales decreased comparing the first three months of 2013 to the first three months of 2012. The Company had no RIN sales during either of the periods of comparison. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina and through sales of stock in the Company.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2013, the Company generated a gross loss of ($101,180) on sales of $51,449 over the same period. For the three months ended March 31, 2012, the Company generated a gross loss of ($110,405) on sales of $139,071 over the same period.

As of March 31, 2013, NABE had outstanding balances on bank borrowings of $113,806, which originally totaled $250,000 when the loan was first executed. The loan represents a term loan that resulted from the conversion of a line of credit.

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

Cash Provided By Operating Activities

During the period January 1, 2013 through March 31, 2013, the Company’s cash provided by operating activities totaled $17,973. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of making credit sales and collecting trade receivables associated with biodiesel and RIN sales. Trade receivables decreased $58,049 while inventories decreased $22,633. Payables increased by $24,829 for the same period.

During the period January 1, 2012 through March 31, 2012, the Company’s cash provided by operating activities totaled $87,535. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of making credit sales and collecting trade receivables associated with RIN sales. Trade receivables decreased $203,028 while inventories decreased $2,825. NABE’s tax credits receivable decreased $80,412 during the period under consideration. Payables decreased $158,398 for the same period.

Cash Used In Investing Activities

During the period January 1, 2013 through March 31, 2013, the Company’s cash used in investing activities totaled $6,200. This amount represents billings for two horizontal storage tanks that NABE purchased from the neighboring Google facility.  These tanks have been mobilized on-site, but have yet to be placed in service and are reflected in the Construction in Process line item.

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

Cash Used In Financing Activities

During the period January 1, 2013 through March 31, 2013, the Company’s cash used in financing activities totaled $9,363.  This amount represents payments on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2013.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2013.

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

May 15, 2013
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)