Form 10-Q
period 2013-06-30
Incoming, Inc.
filed 2013-08-16
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

As of August 16, 2013, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$96,934	$2,348
Accounts receivable, trade	94,668	14,507
Accounts receivable, related parties	142,101	209,552
Inventory	100,174	60,706
Prepaid expenses	11,370	5,860
Other current assets	700	400
Total current assets	445,947	293,373

Property and equipment, net	528,273	580,682
Construction in progress	56,960	-
Total Assets	$1,031,180	$874,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	404,033	328,339
Short term debt	66,699	53,259
Accrued liabilities	25,180	24,731
Accounts payable – related parties	274,916	282,566
Total current liabilities	770,828	688,895

Long-term debt	42,617	69,910
Total Liabilities	813,445	758,805

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(5,948,089)	(6,050,574)
Total Stockholders’ Equity	217,735	115,250
Total Liabilities and Stockholders' Equity	$1,031,180	$874,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenue	$584,710	$142,040	$615,719	$261,651
Revenue from related parties	53,640	49,360	74,080	68,820
Total revenue	638,350	191,400	689,799	330,471

Cost of revenue	526,357	170,524	652,872	400,287
Tax credit income	(105,338)	-	(105,338)	-
Depreciation	26,294	33,265	52,408	52,978
Gross profit (loss)	191,037	(12,389)	89,857	(122,794)

Selling, General, and Administrative Expenses	21,391	31,412	38,378	60,152
Gain on forgiveness of trade payables	-	-	-	(30,000)
Loss on impairment of fixed assets	-	73,790	-	73,790

Other income (expense)
Grant and other income	52,440	19,429	53,730	77,518
Interest expense	(1,579)	(2,205)	(2,724)	(4,621)
Total other income (expense)	50,860	17,224	51,006	72,897

Net Income (Loss)	$220,506	$(100,367)	$102,485	$(153,839)

Net Loss per Class A Common Share (Basic and Diluted)	$0.01	$(0.00)	$0.00	$(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	$0.11	$(0.05)	$0.05	$(0.08)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	29,274,332	29,274,332	29,084,772
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flows from operating Activities
Net income (loss)	$102,485	$(153,839)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Stock based compensation	-	16,667
Gain on forgiveness of trade payables	-	(30,000)
Loss on impairment of fixed assets	-	73,790
Depreciation	52,408	52,978
Changes in operating assets and liabilities
Accounts receivable	(80,161)	207,291
Accounts receivable – related party	67,451	(66,420)
Tax credit/other receivables	-	80,412
Prepaid expenses & other current assets	2,965	374
Inventory	(39,468)	28,729
Other assets	(300)	-
Accounts payable	75,695	(153,162)
Accounts payable – related party	(7,650)	3,532
Accrued expenses	450	3,765
Net cash provided by operating activities	173,875	64,117
Cash flows from investing activities
Purchase of fixed assets	(56,960)	(13,234)
Net cash used in investing activities	(56,960)	(13,234)
Cash flows from financing activities
Payments on related party debt	-	(10,000)
Principal payments on debt	(22,329)	(28,285)
Net cash used in financing activities	(22,329)	(38,285)
Net cash increase for period	94,586	12,598
Cash at beginning of period	2,348	122,727
Cash at end of period	$96,934	$135,325

Supplemental disclosure of cash flow information
Cash paid for interest	$2,724	4,621
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	-	56,300
Unpaid additions to prepaid expenses with debt	8,476	8,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1          Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 12, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

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

Note 2           Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2012, the Company had a working capital deficiency of $395,522, and had accumulated a deficit of $6,050,574.  As of June 30, 2013, the Company had a working capital deficiency of $324,881, and had accumulated a deficit of $5,948,089.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3           Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the six months ended June 30, 2013, sales to the related company were $74,080. As of June 30, 2013, the Company had outstanding receivables from the related party company of $142,101. As of June 30, 2013, the Company had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.

Note 4           Blender Tax Credits

Prior to December 31, 2011, a tax credit was available to biodiesel blenders amounting to one dollar per gallon of blended biodiesel.  Though this credit expired on December 31, 2011, all of NABE’s biodiesel sales during 2012 were sold as blended biodiesel in the event that the credit should be extended. NABE was the blender of record for these sales.

During the first quarter of 2013, Congress retroactively reinstated the blender tax credit for all of 2012 and going forward through December 31, 2013. Congress issued guidance for filing for the retroactive tax credits during the second quarter of 2013. In the second quarter of 2013, NABE filed for, and received, the blender tax credits attributable to the 2012 biodiesel sales. As a result, NABE booked a tax credit income totaling $105,338 during the second quarter of 2013.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of June 30, 2013, the Company had a working capital deficiency of $324,881, and had an accumulated deficit of $5,948,089, since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2013, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $638,350 during the period April 1, 2013 through June 30, 2013.
Revenue generated during the period was due to sales of biodiesel, glycerin, and materials recovered during glycerin purification processing. During the period April 1, 2013 through June 30, 2013, our biodiesel sales to third parties totaled approximately $355,900 and our sales to related parties amounted to $53,640. RIN sales accounted for $126,370 in revenue during the second quarter of 2013. For the period under consideration, de-methylated glycerin sales amounted to $20,570 while recovered methanol sales totaled $5,389. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields another commodity, high fatty acid oil.  Sales of the high fatty acid oil totaled $76,481 for the period under consideration.

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

Comparing the Company’s activity for the period April 1, 2013 through June 30, 2013 to the activity for the period April 1, 2012 through June 30, 2012, there was an increase in revenue of $446,950 from $191,400 to $638,350. The period-over-period increase was due primarily to improved biodiesel sales in light of the reinstated biodiesel blenders’ credit and to RIN sales. Biodiesel sales experienced an increase of approximately 77,454 gallons sold during the period April 1, 2013 through June 30, 2013 compared to the period April 1, 2012 through June 30, 2012. The market price for biodiesel increased $0.94 per gallon on a comparative period-over-period basis, which is due primarily to reinstatement of the biodiesel blender tax credit. The Company had RIN sales of $126,370 during the period April 1, 2013 through June 30, 2013, but transacted $105,175 in RIN sales during the period April 1, 2012 through June 30, 2012. On an average unit price basis, the Company was able to sell RINs for $0.86 per RIN during the second quarter of 2013, but had been able to charge $1.17 per RIN during the same period in 2012. Also impacting comparative revenues were sales of high fatty acid oil, methylated glycerin and recovered methanol. The Company had high fatty acid oil sales of $76,481 during the second quarter of 2013, but no sales of high fatty acid oil during the same period in 2012. The Company had methylated glycerin sales of $20,570 during the second quarter of 2013, while methylated glycerin sales were $3,747 during the same period in 2012. The Company had recovered methanol sales of $5,389 during the second quarter of 2013, while recovered methanol sales totaled $2,116 during the same period in 2012.

The Company generated revenues of $689,799 during the period January 1, 2013 through June 30, 2013. Revenue generated during the period was due to sales of biodiesel, glycerin, and materials recovered during glycerin purification processing. During the period January 1, 2013 through June 30, 2013, our biodiesel sales to third parties totaled approximately $365,635 and our sales to related parties amounted to $74,080. RIN sales accounted for $126,370 in revenue during the first half of 2013. For the period under consideration, de-methylated glycerin sales amounted to $30,005 while recovered methanol sales totaled $5,389. Sales of high fatty acid oil totaled $88,367 for the period under consideration.

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

Comparing the Company’s activity for the six-month period ended June 30, 2013 to the activity for the six-month period ended June 30, 2012, there was an increase in revenue of $359,328 from $330,471 to $689,799. The period-over-period increase was due primarily to improved biodiesel sales in light of the reinstated biodiesel blenders’ credit and to RIN sales. Biodiesel sales experienced an increase of approximately 69,330 gallons sold during the period January 1, 2013 through June 30, 2013 compared to the period January 1, 2012 through June 30, 2012. The market price for biodiesel increased $0.88 per gallon on a comparative period-over-period basis, which is due primarily to reinstatement of the biodiesel blender tax credit. The Company had RIN sales of $126,370 during the period January 1, 2013 through June 30, 2013, but transacted $105,175 in RIN sales during the period January 1, 2012 through June 30, 2012. On an average unit price basis, the Company was able to sell RINs for $0.86 per RIN during the first half of 2013, but had been able to charge $1.17 per RIN during the same period in 2012. Also impacting comparative revenues were sales of high fatty acid oil, methylated glycerin and recovered methanol. The Company had high fatty acid oil sales of $88,367 during the first half of 2013, but no sales of high fatty acid oil during the same period in 2012. The Company had methylated glycerin sales of $30,005 during the first half of 2013, while methylated glycerin sales were $5,101 during the same period in 2012. The Company had recovered methanol sales of $5,389 during the first half of 2013 while recovered methanol sales totaled $2,116 during the same period in 2012.

Cost of Revenue
Cost of revenue totaled $421,019 during the period April 1, 2013 through June 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $170,524 during the period April 1, 2012 through June 30, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period April 1, 2013 through June 30, 2013 to the activity for the period April 1, 2012 through June 30, 2012, there was an increase in cost of revenues of $250,495 as the cost of revenues increased from $170,524 to $421,019. The period-over-period increase was due in large part to more gallons of biodiesel being produced in light of the extended blender tax credit.  Approximately 77,454 more gallons were sold during the second quarter of the current year when compared with the second quarter of the prior year. Cost of sales increased in line with improving sales. During the quarter, the Company recognized a reduction in cost of goods sold totaling $105,338 as a result of filing for the blender tax credit associated with blended gallons sold during the prior year. The tax credit was not in place during 2012, but was retroactively reinstated for all of 2012 and going forward through December 31, 2013.

Cost of revenue totaled $547,534 during the period January 1, 2013 through June 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $400,287 during the period January 1, 2012 through June 30, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2013 through June 30, 2013 to the activity for the period January 1, 2012 through June 30, 2012, there was an increase in cost of revenues of $147,247 as the cost of revenues increased from $400,287 to $547,534. The period-over-period increase was due in large part to more gallons of biodiesel being produced in light of the extended blender tax credit.  Approximately 69,330 more gallons were sold during the first half of the current year when compared with the first half of the prior year. Cost of sales increased in line with improving sales. During the first six months of 2013, the Company recognized a reduction in cost of goods sold totaling $105,338 as a result of filing for the blender tax credit associated with blended gallons sold during the prior year. The tax credit was not in place during 2012, but was retroactively reinstated for all of 2012 and going forward through December 31, 2013.

Gross Profit
Gross profit for the Company was $191,037 for the period April 1, 2013 through June 30, 2013.  The primary reasons for the gross profit during the period were the ability to sell more gallons of biodiesel given the limited reinstatement of the biodiesel blenders’ tax credit.  Additionally, we were better able to sell RINs into the RIN market as liquidity improved compared with tight market conditions that had existed as a result of RIN fraud perpetrated by other parties in 2011.  The gross profit was also directly affected by the $105,338 of tax credit income received during the period April 1, 2013 through June 30, 2013.

Gross profit for the Company was a loss of $12,389 for the period April 1, 2012 through June 30, 2012.  The primary reasons for the gross loss during the period were the average unit price reduction of $0.13 per RIN in RIN market value (compared with the same period in the prior year) and the loss of the federal blenders’ tax credit, which directly impacted the price that the plant in Lenoir, North Carolina could charge for biodiesel.

Gross profit for the Company was $89,857 for the period January 1, 2013 through June 30, 2013.  The gross profit during the period under consideration takes into account the gross loss of $101,180 that was experienced during the first quarter of 2013.  For the six-month period under consideration, the Company was able to sell 69,330 more gallons during the first half of 2013 than during the same period during 2012.  The gross profit was also directly affected by the $105,338 of tax credit income received during the period January 1, 2013 through June 30, 2013.

Gross profit for the Company was a loss of $122,794 for the period January 1, 2012 through June 30, 2012.  The primary reasons for the gross loss during the period were the average unit price reduction of $0.10 per RIN in RIN market value (compared with the same period in the prior year) and the loss of the federal blenders’ tax credit, which directly impacted the price that the plant in Lenoir, North Carolina could charge for biodiesel.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $21,391 for the period April 1, 2013 through June 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $31,412 for the period April 1, 2012 through June 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period April 1, 2013 through June 30, 2013 to the activity for the period April 1, 2012 through June 30, 2012, there was a decrease in SG&A expenses of $10,022 as SG&A declined from $31,412 to $21,390. The period-over-period decrease was due primarily to additional filing expenses incurred in the prior year associated with issuing first-time financials in XBRL format. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

SG&A expenses totaled $38,378 for the period January 1, 2013 through June 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

SG&A expenses totaled $60,152 for the period January 1, 2012 through June 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

Comparing the Company’s activity for the period January 1, 2013 through June 30, 2013 to the activity for the period January 1, 2012 through June 30, 2012, there was a decrease in SG&A expenses of $21,774 as SG&A declined from $60,152 to $38,378. The period-over-period decrease was due primarily to consulting expenses ($16,667) recognized during the prior-year period under consideration compared to the similar period in the current year. General overhead remained stable considering the first six months of the current year compared with the first six months of the prior year.

Gain on forgiveness of trade payables
The Company had no gain on forgiveness of trade payables for the period April 1, 2013 through June 30, 2013.

The Company had no gain on forgiveness of trade payables for the period April 1, 2012 through June 30, 2012.

The Company had no gain on forgiveness of trade payables for the period January 1, 2013 through June 30, 2013.

Gain on forgiveness of trade payables was $30,000 for the period January 1, 2012 through June 30, 2012.  $30,000 of the Company’s payable balance to a third-party was forgiven during the period.

Loss on Impairment of Fixed Assets
The Company had no loss on impairment of fixed assets for the period April 1, 2013 through June 30, 2013.

Loss on impairment of fixed assets was $73,790 for the period April 1, 2012 through June 30, 2012.  The underlying assets that were impaired were totes that the biodiesel production facility in Lenoir, North Carolina used for storage of methylated glycerin and recovered methanol. During the first quarter of 2012, new storage tanks were placed into service that had previously been reflected as construction in progress assets. These new storage tanks rendered the totes useless. Given the condition of the totes, it was determined that they were unsuitable for selling and the assets were fully impaired.

The Company had no loss on impairment of fixed assets for the period January 1, 2013 through June 30, 2013.

Loss on impairment of fixed assets was $73,790 for the period January 1, 2012 through June 30, 2012.

Other Income (Expense)
Other Income totaled $52,440 during the period April 1, 2013 through June 30, 2013. The primary reason for the balance was $50,760 in funding received from the North Carolina Land & Lakes Grant.

Other Income totaled $19,429 during the period April 1, 2012 through June 30, 2012. The primary reason for the balance was $17,193 in funding received from the North Carolina Land & Lakes Grant. The remaining balance is attributable to $2,236 in funds received from the Western Carolina Piedmont Council of Governments.

Other Income totaled $53,730 during the period January 1, 2013 through June 30, 2013. The primary reason for the balance was $50,760 in funding received from the North Carolina Land & Lakes Grant.

Other Income totaled $77,518 during the period January 1, 2012 through June 30, 2012. The primary reason for the balance was $43,682 in funding received from the North Carolina Green Business Fund Grant. Additional funding of $17,193 was provided by the North Carolina Land & Lakes Grant. The remaining balance is attributable to $16,643 in funds received from the Western Carolina Piedmont Council of Governments.

Net Income (Loss)
The Company had net income of $220,506 for the period April 1, 2013 through June 30, 2013.

The Company had a net loss of $100,367 for the period April 1, 2012 through June 30, 2012.

The Company had net income of $102,485 for the period January 1, 2013 through June 30, 2013.

The Company had a net loss of $153,839 for the period January 1, 2012 through June 30, 2012.

Liquidity and Capital Resources

Working Capital
	As of June 30, 2013	As of December 31, 2012
Current Assets	$445,947	$293,373

Current Liabilities	$770,828	$688,895

Working Capital Deficiency	$(324,881)	$(395,522)

Accumulated Deficit	$(5,948,089)	$(6,050,574)

Cash Flows
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash provided by operating activities	$173,875	$64,117
Cash used in investing activities	(56,960)	(13,234)
Cash used in financing activities	(22,329)	(38,285)
Net increase in cash	$94,586	$12,598

As of June 30, 2013, our current assets totaling $445,947 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $770,828 as of June 30, 2013.  As a result, we had a working capital deficiency of $324,881.

Current assets for the Company totaled $293,373 as of December 31, 2012. Current liabilities for the Company totaled $688,895 as of December 31, 2012, which resulted in a working capital deficiency of $395,522.

Comparing the working capital deficiency at June 30, 2013 to the deficiency at December 31, 2012, there was a decrease of $70,341 as the deficiency decreased from $395,522 to $324,881. The biggest contributor to the overall decrease was collection of funds associated with blenders’ tax credits associated with fuels sold during 2012.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  NABE’s period-over-period biodiesel sales have increased by 69,330 gallons comparing the first six months of 2013 to the first six months of 2012. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended June 30, 2013, the Company generated a gross profit of $191,037 on sales of $638,350 over the same period. For the three months ended June 30, 2012, the Company generated a gross loss of $12,389 on sales of $191,400 over the same period.

As of June 30, 2013, NABE had outstanding balances on bank borrowings of $100,840, which originally totaled $250,000 when the loan was first executed. The loan represents a term loan that resulted from the conversion of a line of credit. An additional balance of $8,476 was outstanding as of June 30, 2013, which represented financing of NABE’s general liability insurance.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of June 30, 2013, the Company has issued 31,254,332 shares of capital stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By Operating Activities

During the period January 1, 2013 through June 30, 2013, the Company’s cash provided by operating activities totaled $173,875. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of making credit sales, collecting trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Trade receivables increased $12,710 while inventories increased $39,468. NABE collected $105,338 in tax credits attributable to blended gallons sold during 2012. Payables increased $69,026 for the same period.

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

Cash Used In Investing Activities

During the period January 1, 2013 through June 30, 2013, the Company’s cash used in investing activities totaled $56,960. This amount represents billings for glycerin processing equipment ($50,760) and two horizontal storage tanks ($6,200) that NABE purchased from the neighboring Google facility.  Pieces of the glycerin processing system have been delivered to the Lenoir, North Carolina site.  Remaining equipment related to glycerin processing is expected to be delivered during the third quarter of 2013. The storage tanks have been mobilized on-site, but have yet to be placed in service.

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

Cash Used In Financing Activities

During the period January 1, 2013 through June 30, 2013, the Company’s cash used in financing activities totaled $22,329.  This amount represents payments on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2013.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2013.

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

August 16, 2013
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)