Form 10-Q
period 2013-09-30
Incoming, Inc.
filed 2013-11-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

As of November 14, 2013, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$157,547	$2,348
Accounts receivable, trade	4,666	14,507
Accounts receivable, related parties	164,851	209,552
Inventory	117,905	60,706
Prepaid expenses	7,729	5,860
Other current assets	700	400
Total current assets	453,398	293,373

Property and equipment, net	510,906	580,682
Construction in progress	137,800	-
Total Assets	$1,102,104	$874,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	365,060	328,339
Short term debt	64,410	53,259
Accrued liabilities	26,238	24,731
Accounts payable – related parties	274,916	282,566
Total current liabilities	730,624	688,895

Long-term debt	28,706	69,910
Total Liabilities	759,330	758,805

Capital stock $.001 par value; 75,000,000 shares authorized
Class A – 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(5,823,050)	(6,050,574)
Total Stockholders’ Equity	342,774	115,250
Total Liabilities and Stockholders' Equity	$1,102,104	$874,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenue	$1,094,482	$55,588	$1,710,202	$317,240
Revenue from related parties	75,465	41,185	149,545	110,005
Total revenue	1,169,947	96,773	1,859,747	427,245

Cost of revenue	1,078,675	152,771	1,731,545	553,057
Tax credit income	(27,897)	-	(133,235)	-
Depreciation	23,567	35,095	75,975	88,072
Gross profit (loss)	95,602	(91,093)	185,462	(213,884)

Selling, General, and Administrative Expenses	15,114	24,724	53,491	84,881
Gain on forgiveness of trade payables	-	-	-	(30,000)
(Gain)/Loss on impairment of fixed assets	-	(1,680)	-	72,110

Other income (expense)
Grant and other income	46,033	16,042	99,763	93,560
Interest expense	(1,846)	(2, 022)	(4,210)	(6,643)
Total other income (expense)	44,187	14,020	95,553	86,917

Net Income (Loss)	$124,675	$(100,117)	$227,524	$(253,958)

Net Loss per Class A Common Share (Basic and Diluted)	$0.00	$(0.00)	$0.01	$(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	$0.06	$(0.05)	$0.11	$(0.13)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	29,274,332	29,274,332	29,148,420
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating Activities
Net income (loss)	$227,524	$(253,958)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Stock based compensation	-	16,667
Gain on forgiveness of trade payables	-	(30,000)
Loss on impairment of fixed assets	-	72,110
Depreciation	75,975	88,072
Changes in operating assets and liabilities
Accounts receivable	9,841	206,553
Accounts receivable – related party	44,701	(43,501)
Tax credit/other receivables	-	80,412
Prepaid expenses & other current assets	12,417	5,241
Inventory	(57,199)	(35,738)
Other assets	(300)	-
Accounts payable	36,722	(129,334)
Accounts payable – related party	(7,650)	(8,968)
Accrued expenses	1,507	3,646
Net cash provided by operating activities	343,538	(28,798)
Cash flows from investing activities
Purchase of fixed assets	(144,000)	(26,671)
Net cash used in investing activities	(144,000)	(26,671)
Cash flows from financing activities
Payments on related party debt	-	(10,000)
Principal payments on debt	(44,339)	(42,475)
Net cash used in financing activities	(44,339)	(52,475)
Net cash increase for period	155,199	(107,944)
Cash at beginning of period	2,348	122,727
Cash at end of period	$157,547	$14,783

Supplemental disclosure of cash flow information
Cash paid for interest	$4,210	6,643
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	6,200	56,300
Unpaid additions to prepaid expenses with debt	14,286	8,555
Forgiveness of related party payables	-	15,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1                 Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 12, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

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

Note 2                 Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2012, the Company had a working capital deficiency of $395,522, and had accumulated a deficit of $6,050,574.  As of September 30, 2013, the Company had a working capital deficiency of $277,226, and had accumulated a deficit of $5,823,050.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3                 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr. During the nine months ended September 30, 2013, sales to the related company were $149,545. As of September 30, 2013, the Company had outstanding receivables from the related party company of $164,851. As of September 30, 2013, the Company had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.

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

During the third quarter of 2013, NABE booked an additional tax credit income totaling $27,897 on gallons of blended biodiesel sold during 2013.

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

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis.  As of September 30, 2013, the Company had a working capital deficiency of $277,226, and had an accumulated deficit of $5,823,050, since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2013, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $1,169,947 during the period July 1, 2013 through September 30, 2013. Revenue generated during the period was due to sales of biodiesel, RINs, glycerin, and materials recovered during glycerin purification processing. During the period July 1, 2013 through September 30, 2013, our biodiesel sales to third parties totaled approximately $1,094,482  and our sales to related parties amounted to $75,465. RIN sales accounted for $31,741 in revenue during the third quarter of 2013. For the period under consideration, de-methylated glycerin sales amounted to $2,136 while recovered methanol sales totaled $6,429. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields another commodity, high fatty acid oil.  Sales of the high fatty acid oil totaled $377 for the period under consideration. Methylated glycerin sales totaled $2,885 during the third quarter of 2013.

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

Comparing the Company’s activity for the period July 1, 2013 through September 30, 2013 to the activity for the period July 1, 2012 through September 30, 2012, there was an increase in revenue of $1,073,174 from $96,773 to $1,169,947. The period-over-period increase was due primarily to improved biodiesel sales in light of the reinstated biodiesel blenders’ credit and to RIN sales. Biodiesel sales experienced an increase of approximately 221,692 gallons sold during the period July 1, 2013 through September 30, 2013 compared to the period July 1, 2012 through September 30, 2012. The market price for biodiesel increased $1.55 per gallon on a comparative period-over-period basis, which is due primarily to reinstatement of the biodiesel blender tax credit. The Company had RIN sales of $31,741 during the period July 1, 2013 through September 30, 2013, but transacted $28,761 in RIN sales during the period July 1, 2012 through September 30, 2012. On an average unit price basis, the Company was able to sell RINs for $1.31 per RIN during the third quarter of 2013, but charged $0.93 per RIN during the same period in 2012. Also impacting comparative revenues were sales of high fatty acid oil, glycerin and recovered methanol. The Company had high fatty acid oil sales of $377 during the third quarter of 2013, but no sales of high fatty acid oil during the same period in 2012. The Company had glycerin (methylated and demethylated) sales of $5,021 during the third quarter of 2013, while methylated glycerin sales were $5,588 during the same period in 2012. The Company had recovered methanol sales of $6,428 during the third quarter of 2013, while there were no recovered methanol sales during the same period in 2012.

The Company generated revenues of $1,859,747 during the period January 1, 2013 through September 30, 2013. Revenue generated during the period was due to sales of biodiesel, RINs, glycerin, and materials recovered during glycerin purification processing. During the period January 1, 2013 through September 30, 2013, our biodiesel sales to third parties totaled approximately $1,416,550 and our sales to related parties amounted to $149,545. RIN sales accounted for $158,111 in revenue during the first three quarters of 2013. For the period under consideration, de-methylated glycerin sales amounted to $32,141 while recovered methanol sales totaled $11,817. Sales of high fatty acid oil totaled $88,744 for the period under consideration. Methylated glycerin sales totaled $2,885 during the first three quarters of 2013.

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

Comparing the Company’s activity for the nine-month period ended September 30, 2013 to the activity for the nine-month period ended September 30, 2012, there was an increase in revenue of $1,432,502 from $427,245 to $1,859,747. The period-over-period increase was due primarily to improved biodiesel sales in light of the reinstated biodiesel blenders’ credit and to RIN sales. Biodiesel sales experienced an increase of approximately 291,023 gallons sold during the period January 1, 2013 through September 30, 2013 compared to the period January 1, 2012 through September 30, 2012. The market price for biodiesel increased $1.38 per gallon on a comparative period-over-period basis, which is due primarily to reinstatement of the biodiesel blender tax credit. The Company had RIN sales of $158,111 during the period January 1, 2013 through September 30, 2013, but transacted $133,936 in RIN sales during the period January 1, 2012 through September 30, 2012. On an average unit price basis, the Company was able to sell RINs for $0.93 per RIN during the first three quarters of 2013, but had been able to charge $1.11 per RIN during the same period in 2012. Also impacting comparative revenues were sales of high fatty acid oil, methylated glycerin and recovered methanol. The Company had high fatty acid oil sales of $88,744 during the nine months of 2013, but no sales of high fatty acid oil during the same period in 2012. The Company had glycerin (methylated and de- methylated) sales of $35,026 during the first nine months of 2013, while methylated glycerin sales were $10,689 during the same period in 2012. The Company had recovered methanol sales of $11,817 during the first nine months of 2013 while recovered methanol sales totaled $2,116 during the same period in 2012.

Cost of Revenue
Cost of revenue totaled $1,078,673 during the period July 1, 2013 through September 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

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

Comparing the Company’s activity for the period July 1, 2013 through September 30, 2013 to the activity for the period July 1, 2012 through September 30, 2012, there was an increase in cost of revenues of $925,90 as the cost of revenues increased from $152,771 to $1,078,673. The period-over-period increase was due in large part to more gallons of biodiesel being produced and sold in light of the extended blender tax credit.  Approximately 221,692 more gallons were sold during the third quarter of the current year when compared with the third quarter of the prior year. Cost of sales increased in line with improving sales. During the quarter, the Company recognized an offset to the cost of goods sold totaling $27,897 as a result of filing for the blender tax credit associated with blended gallons. The tax credit was not in place during 2012, but was retroactively reinstated for all of 2012 and going forward through December 31, 2013.

Cost of revenue totaled $1,731,545 during the period January 1, 2013 through September 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $553,057 during the period January 1, 2012 through September 30, 2012. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.  There were no offsetting tax credits available during the period.

Comparing the Company’s activity for the period January 1, 2013 through September 30, 2013 to the activity for the period January 1, 2012 through September 30, 2012, there was an increase in cost of revenues of $1,178,488 as the cost of revenues increased from $553,057 to $1,731,545. The period-over-period increase was due in large part to more gallons of biodiesel being produced in light of the extended blender tax credit.  Approximately 291,023 more gallons were sold during the first nine months of the current year when compared with the first nine months of the prior year. Cost of sales increased in line with improving sales. During the first nine months of 2013, the Company recognized an offset to the cost of goods sold totaling $133,235 as a result of filing for the blender tax credit associated with blended gallons sold during the prior year. The tax credit was not in place during 2012, but was retroactively reinstated for all of 2012 and going forward through December 31, 2013. Of the $133,235 recognized in blender tax credits during 2013, a total of $105,338 is attributable to 2012 tax credits which were filed during 2013.

Gross Profit
Gross profit for the Company was $95,602 for the period July 1, 2013 through September 30, 2013.  The primary reasons for the gross profit during the period were the ability to sell more gallons of biodiesel given the limited reinstatement of the biodiesel blenders’ tax credit.  Additionally, we were better able to sell RINs into the RIN market as liquidity improved compared with tight market conditions that had existed as a result of RIN fraud perpetrated by other parties in 2011.  The gross profit was also directly affected by the $27,897 of tax credit income received during the period July 1, 2013 through September 30, 2013.

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

Gross profit for the Company was $185,462 for the period January 1, 2013 through September 30, 2013.  The gross profit during the period under consideration takes into account the gross loss of $101,180 that was experienced during the first quarter of 2013.  For the period under consideration, the Company was able to sell 291,023 more gallons during the first nine months of 2013 than during the same period during 2012.  The gross profit was also directly affected by the $133,235 of tax credit income received during the period January 1, 2013 through September 30, 2013.

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

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $15,114 for the period July 1, 2013 through September 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $24,724 for the period July 1, 2012 through September 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period July 1, 2013 through September 30, 2013 to the activity for the period July 1, 2012 through September 30, 2012, there was a decrease in SG&A expenses of $9,610 as SG&A declined from $24,724 to $15,114. The period-over-period decrease was due primarily to additional filing expenses incurred in the prior year associated with issuing first-time financials in XBRL format. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

SG&A expenses totaled $53,491 for the period January 1, 2013 through September 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

SG&A expenses totaled $84,881 for the period January 1, 2012 through September 30, 2012. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

Comparing the Company’s activity for the period January 1, 2013 through September 30, 2013 to the activity for the period January 1, 2012 through September 30, 2012, there was a decrease in SG&A expenses of $31,390 as SG&A declined from $84,881 to $53,491. The period-over-period decrease was due primarily to consulting expenses ($16,667) recognized during the prior-year period under consideration compared to the similar period in the current year. Costs associated with office staff also decreased approximately $18,300 when comparing the first three quarters of the prior year to the first three quarters of the current year. General overhead remained stable considering the first nine months of the current year compared with the first nine months of the prior year.

Gain on forgiveness of trade payables
The Company had no gain on forgiveness of trade payables for the period July 1, 2013 through September 30, 2013.

The Company had no gain on forgiveness of trade payables for the period July 1, 2012 through September 30, 2012.

The Company had no gain on forgiveness of trade payables for the period January 1, 2013 through September 30, 2013.

Gain on forgiveness of trade payables was $30,000 for the period January 1, 2012 through September 30, 2012.  $30,000 of the Company’s payable balance to a third-party was forgiven during the period.

Loss on Impairment of Fixed Assets
The Company had no loss on impairment of fixed assets for the period July 1, 2013 through September 30, 2013.

The Company had no loss on impairment of fixed assets for the period July 1, 2012 through September 30, 2012.

The Company had no loss on impairment of fixed assets for the period January 1, 2013 through September 30, 2013.

Loss on impairment of fixed assets was $73,790 for the period January 1, 2012 through September 30, 2012.

Other Income (Expense)
Other Income totaled $46,0323 during the period July 1, 2013 through September 30, 2013. The primary reason for the balance was $41,240 in funding received from the North Carolina Land & Lakes Grant. The Company received additional other income totaling $4,793 from the USDA Biofuel Program during the third quarter of 2013.

Other Income totaled $16,042 during the period July 1, 2012 through September 30, 2012. The primary reasons for the balance were $9,012 in funding from the USDA Biofuel Program and $4,934 in funding received from the North Carolina Green Business Fund Grant. The remaining balance is primarily attributable to $2,095 in funds received from the Western Carolina Piedmont Council of Governments.

Other Income totaled $99,763 during the period January 1, 2013 through September 30, 2013. The primary reason for the balance was $92,000 in funding received from the North Carolina Land & Lakes Grant. The Company received additional other income totaling $5,283 from the USDA Biofuel Program during the third quarter of 2013.

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

Net Income (Loss)
The Company had net income of $124,675 for the period July 1, 2013 through September 30, 2013.

The Company had a net loss of ($100,117) for the period July 1, 2012 through September 30, 2012.

The Company had net income of $227,524 for the period January 1, 2013 through September 30, 2013.

The Company had a net loss of ($253,958) for the period January 1, 2012 through September 30, 2012.

Liquidity and Capital Resources

Working Capital
	As of September 30, 2013	As of December 31, 2012
Current Assets	$453,398	$293,373

Current Liabilities	$730,624	$688,895

Working Capital Deficiency	$(277,226)	$(395,522)

Accumulated Deficit	$(5,823,050)	$(6,050,574)

Cash Flows
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash provided by (used in) operating activities	$343,538	$(28,798)
Cash used in investing activities	(144,000)	(26,671)
Cash used in financing activities	(41,339)	(52,475)
Net increase (decrease) in cash	$155,199	$(107,944)

As of September 30, 2013, our current assets totaling $453,398 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $730,624 as of September 30, 2013.  As a result, we had a working capital deficiency of $277,226.

Current assets for the Company totaled $293,373 as of December 31, 2012. Current liabilities for the Company totaled $688,895 as of December 31, 2012, which resulted in a working capital deficiency of $395,522.

Comparing the working capital deficiency at September 30, 2013 to the deficiency at December 31, 2012, there was a decrease of $118,297 as the deficiency decreased from $395,522 to $277,226. The biggest contributor to the overall decrease was collection of funds associated with blenders’ tax credits associated with fuels sold during 2012.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  NABE’s period-over-period biodiesel sales have increased by 291,023 gallons comparing the first nine months of 2013 to the first nine months of 2012. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended September 30, 2013, the Company generated a gross profit of $95,602 on sales of $1,169,947 over the same period. For the three months ended September 30, 2012, the Company generated a gross loss of $91,093 on sales of $96,773 over the same period.

As of September 30, 2013, NABE had outstanding balances on bank borrowings of $87,747, which originally totaled $250,000 when the loan was first executed. The loan represents a term loan that resulted from the conversion of a line of credit. An additional balance of $5,368 was outstanding as of September 30, 2013, which represented financing of NABE’s general liability insurance.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of September 30, 2013, the Company has issued 31,254,332 shares of capital stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By (Used In) Operating Activities

During the period January 1, 2013 through September 30, 2013, the Company’s cash provided by operating activities totaled $343,580. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of making credit sales, collecting trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Trade receivables decreased $54,542 while inventories increased $57,199. NABE collected $105,338 in tax credits attributable to blended gallons sold during 2012 and collected an additional $27,897 in tax credits attributable to gallons sold during 2013. Payables increased $33,777 for the same period.

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

Cash Used In Investing Activities

During the period January 1, 2013 through September 30, 2013, the Company’s cash used in investing activities totaled $144,000. This amount represents billings for glycerin processing equipment ($82,800) horizontal storage tanks ($6,200), and biodiesel processing equipment upgrades ($55,000).  Most construction is complete on the glycerin processing system at Lenoir, North Carolina site.  Commissioning of the glycerin processing equipment is expected to occur during the fourth quarter of 2013. Additional equipment is being installed to increase biodiesel throughput and filtration. These equipment upgrades may be completed during the fourth quarter of 2013.

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

Cash Used In Financing Activities

During the period January 1, 2013 through September 30, 2013, the Company’s cash used in financing activities totaled $44,339.  This amount represents payments on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2013.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2013.

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

November 14, 2013
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)