Form 10-K
period 2013-12-31
Incoming, Inc.
filed 2014-04-15
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES x  NO o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES xNO o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  o                                           Accelerated filer  o

Non-accelerated filer  o                                           Smaller reporting company  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes o No x

As of April 1, 2014 there were 31,254,332 shares of common stock issued and outstanding (29,274,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

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

i

PART I

Item 1. Business

Our Corporate History and Background

We were incorporated in Nevada on December 22, 2006. Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products.

Overview of the Business

We are engaged in the business of wholesaling biodiesel to distributors in the Eastern region of the United States. In addition, we sell glycerin (a biodiesel by-product) to refiners and manufacturers.

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

During 2013, the Company applied for, and was granted, registration with the EPA as an importer of biodiesel. Earning status as an importer is an extension of NABE’s existing registration under the EPA’s RFS2 program. Registered importers are allowed to attach RINs to renewable fuels produced outside the United States so long as the fuel meets the latest ASTM standard for biodiesel and the transaction is properly documented throughout the entire process.

The Company works with neighboring universities to provide research opportunities in the biofuel industry for students. While no formal arrangements or understandings currently exist between the Company and any University or College, the Company frequently invites students to tour the NABE facilities and educates students on the benefits of the biofuel industry.

The Company continues refining glycerin for selling on the open market. Refining glycerin involves removing methanol and moisture from the crude glycerin. Once the wet methanol has been removed, glycerin is further refined through acidulation. Acidulation is achieved through the introduction of hydrochloric acid to glycerin, which concurrently refines the glycerin and yields fatty acid oils. Glycerin is refined to a purity level of 80-90% after the acidulation process. All components (wet methanol, fatty acid oil, and refined glycerin) of the process are marketable goods.

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

Product Characteristics

Biodiesel is produced from animal fats, virgin agri-based oils or recycled waste fats and oils. The final product contains no petroleum, but can be blended at various levels for commercial use. Biodiesel is generally used as 100% pure or “neat”, 5%, 10% or 20% blend with petroleum (B5, B10 and B20 respectively). We sell both neat biodiesel and biodiesel blends.

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
  reduces emissions of unburned hydrocarbons by almost 67%;
  produces approximately 48% less carbon monoxide than diesel fuels; and
  contains no sulfur and generates no sulfur emissions, a major source of acidification in rain and surface water.

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

Management believes that the United States remains a favorable market place for biodiesel due to a strong desire for domestically produced petroleum products and both federal and state mandated clean energy initiatives aimed at reducing emissions.

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

During the fourth quarter of 2011, the RIN market abruptly halted. In November of 2011, the EPA accused a Maryland man of transacting approximately $9 million in fraudulent RINs through his company, Clean Green Fuels LLC. EPA issued a separate violation notice to a Texas-based company, Absolute Fuel LLC, for transacting approximately $62 million in fraudulent RINs. In addition to the two major violators, EPA issued violation notices to at least two dozen companies that had purchased the fraudulent RINs. In light of the integrity issues that arose as a result of the fraudulent RINs, obligated parties severely restricted purchasing RINs until a program was instituted that would ensure validity of the RINs. The National Biodiesel Board has established a task force for developing a plan to validate RINs and provide assurance that obligated parties can confidently transact in the RIN market without having to be concerned that the EPA will negate any RINs that they had purchased in good faith.  Currently, EPA is considering Quality Assurance Plan (QAP) options intended to ensure validity of RINs. Regardless of the QAP options that are ultimately allowed, we believe NABE will have to participate in one of the plans so that RINs generated at the facility will be attractive to buyers.

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

Biodiesel Production

In 2012, the U.S. consumed approximately 58 billion gallons of diesel according to the Energy Information Administration. Biodiesel production in the U.S. peaked in 2013 at approximately 1.8 billion gallons and was approximately 315 million gallons in 2010. Analysts attribute the increase in production in 2013, compared to 2010, to higher RIN values and the fact that the production credit was still in place.

According to the National Biodiesel Board, as of March 2014, there were 139 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains significantly higher than current and projected production levels.

In accordance with the EISA, RFS2 sets an annual requirement for the domestic use of biodiesel.  Though the amount for 2014 has not been finalized, it appears the requirement will remain unchanged from the 1.28 billion gallon requirement for 2013. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

While the European automobile industry already uses diesel engines in approximately 50% of all cars manufactured and sold, we believe the United States is beginning to follow suit as OEM warranty statements now support biodiesel blends of up to 20% without voiding any parts of workmanship warranties.

U.S. Tax Incentives

The American Jobs Creation Act of 2004 provided for a biodiesel fuel credit of $1.00 to a biodiesel fuel blender for each gallon of biodiesel produced by the taxpayer and sold to another entity. Biodiesel customers are charged a price that is $1.00 per gallon in excess of the market price of petroleum. Once the biodiesel is blended, the blender becomes eligible to file for reimbursement of $1.00 per gallon of blended biodiesel from the federal government. Our facility has passed all necessary inspections and complied with the applicable regulations to be eligible for any tax incentive programs.

The blender credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011.  This meant that our plant in Lenoir, NC operated during fiscal year 2012 without the production tax credit in place. In January of 2013, Congress voted to reinstate the biodiesel tax incentive retroactively to January 1, 2012 and going forward to December 31, 2013. As of March, 2014, the blender tax credit that expired on December 31, 2013 has not been reinstated and there is no assurance that the tax credit will be extended on either a retroactive or a going-forward basis.

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

For imported product, we have not made any speculative transactions. Other companies requesting the Company to act as the biodiesel importer of record have also provided end users. The Company may speculate in the future by purchasing biodiesel from foreign producers without first having committed customers.

We have no contractual relationship to sell our products. We determine the price and thereafter sell to our customers on a first come, first serve basis.

We sell a portion of our finished product to Echols Oil Company (“Echols”), which is owned by R. Samuel Bell, Jr., our Chairman and CEO. Echols is a petroleum distributor in the Southeast that utilizes biodiesel. Sales to Echols represent less than 10% of our consolidated revenues.

Renewable Identification Numbers

We generate RINs to support the RVO of obligated parties, but we do not currently have any renewable volume obligations. To the extent we begin to export biodiesel in the future, we may be subject to the RVO requirement. We do not currently charge any of our distributors for RINs generated from our production of biodiesel, but may do so in the future.

Our Suppliers

Our facility can produce biodiesel using a variety of virgin feedstock, including agricultural oils, such as soy bean and sunflower, and animal by-products (e.g., pork and chicken fat). This feedstock flexibility allows the plant to take advantage of the lowest cost and best yielding virgin feedstocks in the market at any particular time. The agricultural oils are purchased from various farmers in the region and the pork and chicken fat are purchased from various processors in the region (e.g., Tyson Farms).

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property occupies approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expired on May 31, 2012.  The lease automatically renewed for a five year term as neither party opted out or expressed any conditions that were not mutually agreed to by the parties. Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments. Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease. Our property taxes for 2013 (which includes city and county taxes) were $4,628 and have been paid in full. The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

The Company currently owns the process equipment utilized at its biodiesel production plant as well as the lab equipment used in testing.

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

As of March 14, 2014, the stock was trading at a market price of $0.10 per share; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.10 was from the last reported sale date of March 14, 2014.
Fiscal Year 2013	High Bid	Low Bid (1)
Fourth Quarter (10-01-2013 to 12-31-2013)	$0.0850	$0.0500
Third Quarter (07-01-2013 to 09-30-2013)	$0.0500	$0.0500
Second Quarter (04-01-2013 to 06-30-2013)	$0.0850	$0.0500
First Quarter (01-01-2013 to 03-31-2013)	$0.0850	$0.0300
Fiscal Year 2012	High Bid	Low Bid (1)
Fourth Quarter (10-01-2012 to 12-31-2012)	$0.0800	$0.0300
Third Quarter (07-01-2012 to 09-30-2012)	$0.0850	$0.0250
Second Quarter (04-01-2012 to 06-30-2012)	$0.0500	$0.0250
First Quarter (01-01-2012 to 03-31-2012)	$0.0510	$0.0300

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At March 14, 2014, we had 99 total shareholders of record of our common stock (98 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, there were no sales of shares that would be considered exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During 2013, we also refined and sold crude glycerin, recovered methanol and high acid oil, which are all contained within the byproduct of our biodiesel production.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is then tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. The recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue, about 0.4% of annual gross revenue.

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

Revenue

We derive the majority of our revenue from the sale of biodiesel and the balance is derived from the sale of glycerin and RINs. Revenue may be affected by the following factors:

- Price volatility of petroleum diesel;
- Price volatility of RINs;
- Government incentives;
- Processing capacity; and
- Market demand.

We generate net revenue from imported biodiesel sales between the buyer and the seller.  Gross revenues are generated from the sale of own-produced biodiesel, glycerin and RIN’s.

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

Government incentives . Initiatives and incentives at the federal, state and local government levels benefit our blending and retail customers. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers include registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In January of 2013, Congress retroactively restored the biodiesel tax credit for all of 2012 and further extended it through December 31, 2013. Although Congress has extended this credit on multiple occasions, it was not extended beyond December 31, 2013 and no assurance can be given that the tax incentive will be reinstated by Congress beyond December 31, 2013.

Processing capacity . Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

Market demand. The growth potential of our revenue depends on the market demand for our products. We believe there is high growth potential for our sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA to require the use of 1.28 billion gallons of biodiesel in 2014.

Cost of Sales

Cost of sales represents costs that the Company’s biodiesel facility recognized for its own production.

The cost of sales is composed of the following items: raw materials, blending materials, labor and overhead. Raw materials refer to feedstock, which historically accounts for approximately 62% of the total cost of sales. Blending materials refer to methanol and catalyst, which combined will typically account for approximately 27% of the total cost of sales. Labor cost makes up a small portion of the cost of sales. Overhead includes utilities, maintenance costs, and inspections, and accounts for approximately 11% of the total cost of sales on a historic basis.

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

Operating efficiency of the production facility. Our onsite laboratory saves us significant time and expense during the biodiesel production and refining process and it also allows us to ensure a high quality finished product. All feedstocks are tested for quality and for fatty acid content upon receipt, allowing us to adjust the mix of catalysts and methanol in a quick and efficient manner. At multiple times during the refining process, additional samples are taken and tested on-site for quality. The finished product is ultimately tested to ensure that it meets the latest version of the ASTM-D6751 standards. With the frequency of testing needed, an onsite laboratory saves money and time that would have been spent sending samples off and waiting for results. We are continuing to search for process improvements to increase the efficiency of our production plant.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses. Generally, operating expenses are only a small portion of total costs and expenses.

Selling expenses are nominal as we have no advertising expenses and no dedicated sales staff.

General and administrative expenses consist of payroll for our plant manager and clerical staff in addition to professional fees, telephone, tax, and licenses and related fees. Professional fees include consultants and service providers necessary for compliance with SEC reporting requirements.

Results of Operations

The following is a discussion and analysis of our results of operations for 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue

The Company generated revenues of $2,374,997 during 2013.  Revenue was generated during the period through biodiesel sales (own-produced and imported), through RIN sales, and through sales of refined glycerin, recovered methanol, and high acid oil. During 2013, our biodiesel sales to third parties totaled $1,787,303 and our sales to related parties amounted to $258,176. Third party biodiesel sales broke down to $341,593 in import sales and $1,445,710 on biodiesel produced at the NABE facility in Lenoir, NC. Sales of RINs to third parties totaled $158,111 during 2013. Revenue was recognized for materials recovered during glycerin purification. These recovered material sales included high fatty acid oil $120,207, recovered methanol $11,871, and refined glycerin $39,429.

The Company generated revenues of $476,398 during 2012.  Revenue was generated during the period through biodiesel sales, through RIN sales, through recovered methanol sales, and through the sale of methylated glycerin. During 2012, our biodiesel sales to third parties totaled approximately $157,425 and our sales to related parties amounted to $154,821. Sales of RINs to third parties totaled $164,152 during 2012. Sales of recovered methanol totaled $2,116 while methylated glycerin sales amounted to $12,450.

Comparing the activity for 2013 to 2012, there was an increase in revenue of $1,898,599 from $476,398 to $2,374,997. The period-over-period increase was due primarily to reinstatement of the blender tax credit and NABE’s import activity. During the prior year, there was no blender tax credit available and biodiesel sales lagged. With the tax credit available during 2013, the Company had a $1 per gallon margin available to cover production costs. During fiscal year 2013, NABE became registered to import biodiesel under the EPA’s RFS2 program. As a result, the Company generated revenue on import sales during 2013. Since the Company was not registered as an importer in 2012, there was no import opportunity available. The Company had RIN sales of $158,111 during 2013, but transacted $164,152 in RIN sales during 2012.

Cost of Revenue
The Company’s cost of revenue was $1,953,384 during 2013. During 2013, there were offsets to the cost of revenue totaling $164,190 which were associated with filing for tax credits. Tax credits, available to biodiesel blenders, amounted to $1 per gallon of biodiesel blended expired. This credit expired on December 31, 2013 and has not been renewed to date. There is no guarantee that the credit will be reinstated in the future and may not be available for offsetting costs of revenue.

The Company’s cost of revenue was $638,459 during 2012. Cost of revenue consisted of raw materials, labor, overhead, and costs associated with processing glycerin. During 2012, there were no offsets to the cost of revenue associated with filing for tax credits, which were available during 2011. Tax credits, available to biodiesel blenders, amounting to $1 per gallon of biodiesel blended expired at December 31, 2011.  The credits were not renewed during 2012 and, therefore, were not available for offsetting cost of sales during 2012.

Comparing the activity for 2013 to 2012, there was an increase in cost of revenues of $1,314,925 as the cost of revenues rose from $638,459 to $1,953,384. The period-over-period increase was primarily due to the volume of product imported during the current year. NABE was not registered as an importer during the prior year. Further impacting the year-over-year increase in cost of revenue was availability of the blender tax credit. This credit was unavailable for the prior year, but contributed an offset to the cost of revenue totaling $164,190 during the current year.

Depreciation
Depreciation expense totaled $99,264 during 2013.

Depreciation expense totaled $118,404 during 2012.

Gross Profit
Gross profit for the Company totaled $322,349 during 2013.  The primary contributors to the gross profit during the period under consideration were reinstatement of the blender tax credit and the Company’s import activities. Consumers (i.e. obligated parties) were reluctant to purchase biodiesel and associated RINs from small, non-vertically integrated biodiesel producers for fear of being sold invalid RINs. Also contributing to the gross profit was the fact that the biodiesel blender tax credit, which was not available during 2012, was available as an offset to the Company’s cost to produce during 2013.

Gross profit for the Company was a loss totaling $280,465 during 2012.  The primary reason for the loss during the period under consideration was directly related to the adversely affected RIN market, which reduced demand for biodiesel from small producers. Consumers (i.e. obligated parties) were reluctant to purchase biodiesel and associated RINs from small, non-vertically integrated biodiesel producers for fear of being sold invalid RINs. Also contributing to the gross loss was the fact that the biodiesel blender tax credit expired at December 31, 2011 and was not available as an offset to the Company’s cost to produce during 2012.

Selling, General and Administrative Expenses (SG&A)
SG&A expenses totaled $71,111 during 2013. During the period under consideration, the Company’s SG&A expenses were primarily consisted of costs associated with professional fees, office overhead and commissions on RIN sales.

SG&A expenses totaled $110,251 during 2012. During the period under consideration, the Company’s SG&A expenses were primarily consisted of costs associated with payroll, office overhead and consulting fees.

Comparing the activity for 2013 to 2012, there was a decrease in SG&A expenses of $39,140 as SG&A declined from $110,251 to $71,111. The period-over-period decrease was due primarily to reduced consulting expenses that were recognized during the prior year as part of a stock grant. A portion of the stock grant $16,667 was recognized during the prior year, but there was no amount recognized for consulting expenses during the current year. Costs associated with office staff also decreased approximately $18,600. General overhead remained stable.

Gain on Forgiveness of Trade Payables
The Company had no gain on forgiveness of trade payables during 2013.

Gain on forgiveness of trade payables was $30,000 during 2012.  During the period, $30,000 of the Company’s payable balance to a third party was forgiven.

Loss on Disposal of Fixed Assets and Impairment of Construction in Progress
The Company had no loss on disposal of fixed assets or impairment of construction in progress during 2013.

Loss on disposal of fixed assets was $71,120 during 2012.  The assets that were disposed of were totes that the biodiesel production facility in Lenoir, North Carolina had used for storage of methylated glycerin and recovered methanol. During the first quarter of 2012, new storage tanks were placed into service that had previously been reflected as construction in progress assets. These new storage tanks rendered the totes useless. Given the condition of the totes, it was determined that they were unsuitable for selling and the assets were fully impaired.  This loss was partially offset by a $2,670 gain on disposal of fixed assets recorded during 2012.

Loss on impairment of construction in progress during 2012 is $170,700 associated with filtration equipment.  As of December 31, 2011, NABE was in the process of paying third parties to construct a biodiesel resin purification system and other biodiesel production equipment. The amounts associated with these projects were included in Construction in Progress in the balance sheet at December 31, 2011. During 2012, NABE was unable to obtain grant financing necessary to complete the projects and declared the assets fully impaired as of December 31, 2012.

Other Income
Other Income totaled $99,763 during 2013.  The primary sources of Other Income included $92,000 in funding provided by the Carolina Land & Lakes Grant, and $5,283 in funding provided by the USDA’s Biofuel Program.

Other Income totaled $93,559 during 2012.  The primary sources of Other Income included $18,738 in funding provided by the Western Piedmont Council of Governments, $48,616 in funding provided by the North Carolina Green Business Fund grant, $17,193 in funding provided by the Carolina Land & Lakes Grant, and $9,012 in funding provided by the USDA’s Biofuel Program.

Interest Expense
Interest expense was $5,849 during 2013.

Interest expense was $8,619 during 2012.

Net Income (Loss)
The Company had a net income of $345,152 during 2013.

The Company had a net loss of ($517,596) during 2012.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 2 Years	2 - 5 Years	More than 5 Years
Term loan (1)	$70,002	55,396	14,606	-	-
Term loan (2)	2,261	2,261	-	-	-

Total	$72,263	57,657	14,606	-	-
_______________________
 (1) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent, with an interest rate floor of 5.25%. For purposes of calculating total obligations due under this term loan, the interest rate, as of December 31, 2013, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of December 31, 2013. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(2) NABE entered into a term note in April 2013 that matured in February 2014.  The note was payable in monthly principal and interest installments of $1,090.  Interest is payable monthly at a rate of 10.73%.  The balance outstanding at December 31, 2013 was $2,261.

Liquidity and Capital Resources

Working Capital
	As of December 31, 2013	As of December 31, 2012
Current Assets	$2,687,327	$293,373
Current Liabilities	2,876,820	688,895

Working Capital Deficiency	(189,493)	(395,522)

Accumulated Deficit	(5,705,422)	(6,050,574)

Cash Flows
	Year ended December 31, 2013	Year ended December 31, 2012
Cash provided by (used in) operating activities	$337,847	$(25,252)
Cash used in investing activities	(183,083)	(25,681)
Cash used in financing activities	(65,192)	(69,446)
Net increase (decrease) in cash	89,572	(120,379)

As of December 31, 2013, our current assets totaling $2,687,327 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $2,876,820 as of December 31, 2013. As a result we had a working capital deficiency of $189,493 at December 31, 2013.

Current assets for the Company totaled $293,373 as of December 31, 2012. Current liabilities for the Company totaled $688,895 as of December 31, 2012. As a result the Company had a working capital deficiency of $395,522 at December 31, 2012.

To December 31, 2013, the Company has funded its initial operations through the issuance of 31,254,332 shares (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

To date, our cash flow requirements have been primarily met by equity financings and from operating the Company's biodiesel production facility in Lenoir, NC. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

Cash Provided By (Used In) Operating Activities

During 2013, the Company’s cash provided by operating activities totaled $337,847, primarily attributable to the net effect of selling imported biodiesel. A decrease in inventory contributed $47,623. Depreciation expense of $99,264 for fiscal year 2013 added to the amount of cash provided by operating activities. Changes in the levels of trade receivables and payables contributed a net reduction of $170,340 to the cash provided by operating activities.

During 2012, the Company’s cash used in operating activities totaled $25,252, primarily attributable to the net effect of collecting trade receivables associated with RIN sales and making payments on trade payables. Losses were recognized when storage totes and assets carried in the Construction in Progress (CIP) account were deemed impaired. Totes were impaired as a result of placing other storage vessels into service and the totes were not suitable for other service. CIP assets were impaired as NABE was unable to secure grant funding to complete filtering equipment projects. Additionally, the Company had certain third party trade payables forgiven.

Cash Used In Investing Activities

During 2013, the Company’s cash used in investing activities totaled $183,083, primarily represented by funds used to install a glycerin purification system $92,000 and payments on additional biodiesel production and filtration equipment reflected in Construction in Progress at December 31, 2013.  All activities related to the cash used in investing are associated with the Company’s biodiesel production facility in Lenoir, NC.

During 2012, the Company’s cash used in investing activities totaled $25,681, primarily represented by funds used to upgrade/replace pumps, to further complete installation of insulating materials, and to purchase a vehicle associated with the NABE site.

Cash Used In Financing Activities

During 2013, the Company’s cash used in financing activities totaled $65,192 for payments on debts to third-party creditors.

During 2012, the Company’s cash used in financing activities totaled $69,446 for repayment of $10,000 in related party debt, and for payments totaling $59,446 on debts to third-party creditors.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Incoming, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incoming, Inc. and its subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 11, 2014

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$91,920	$2,348
Accounts receivable, trade	2,304,054	14,507
Accounts receivable, related party	273,482	209,552
Inventory	13,083	60,706
Prepaid expenses	4,088	5,860
Other current assets	700	400
Total current assets	2,687,327	293,373

Property and equipment, net	571,620	580,682
Construction in progress	92,881	-
Total assets	$3,351,828	$874,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,519,127	$328,339
Current maturities of long term debt	57,657	53,259
Accrued liabilities	25,120	24,731
Accounts payable – related party	274,916	282,566
Total current liabilities	2,876,820	688,895

Long-term debt	14,606	69,910
Total Liabilities	2,891,426	758,805

Capital stock $.001 par value; 200,000,000 shares authorized;
Class A - 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B - 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(5,705,422)	(6,050,574)
Total stockholders’ equity	460,402	115,250
Total liabilities and stockholders' equity	$3,351,828	$874,055

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012
Revenue	2,116,821	321,577
Revenues from related parties	258,176	154,821
Total revenue	2,374,997	476,398

Cost of revenue	1,953,384	638,459
Depreciation	99,264	118,404
Gross profit (loss)	322,349	(280,465)

Selling, General, and Administrative Expenses	71,111	110,251
Gain on forgiveness of trade payables	-	(30,000)
Impairment of construction in progress	-	170,700
Loss on disposal of fixed assets	-	71,120

Other income (expense)
Grant and other income	99,763	93,559
Interest income	-	-
Interest expense	(5,849)	(8,619)
Total other income	93,914	84,940
Net Income (Loss)	345,152	(517,596)

Net Profit (Loss) per Class A Common Share (Basic and Diluted)	0.01	(0.02)
Net Profit (Loss) per Class B Common Share (Basic and Diluted)	0.17	(0.26)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	29,180,070
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows from operating activities
Net income (loss)	$345,152	$(517,596)
Adjustments to reconcile to net cash provided by operations
Stock-based compensation	-	16,667
Gain on forgiveness of trade payables	-	(30,000)
Impairment of construction in progress	-	170,700
Loss on disposal of fixed assets	-	71,120
Depreciation	99,264	118,404
Changes in operating assets and liabilities
Accounts receivable	(2,289,547)	208,816
Accounts receivable – related party	(63,930)	25,728
Tax credit receivable	-	80,412
Prepaid expenses	16,058	10,685
Inventory	47,623	8,617
Other assets	(300)	(300)
Accounts payable	2,190,787	(174,663)
Accounts payable – related party	(7,650)	(23,968)
Accrued expenses	390	10,126
Net cash provided by (used in) operating activities	337,847	(25,252)
Cash flows from investing activities
Purchase of fixed assets	(183,083)	(25,681)
Cash flows from financing activities
Payments on related party debt	-	(10,000)
Principal payments on debt	(65,192)	(59,446)

Net cash provided by (used in) financing activities	(65,192)	(69,446)
Net cash decrease for period	89,572	(120,379)
Cash at beginning of period	2,348	122,727
Cash at end of period	$91,920	2,348

Supplemental disclosure of cash flow information
Cash paid for interest	$4,210	8,619
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Construction in progress transferred to property and equipment	89,000	56,300
Additions to prepaid expenses	14,286	8,598
Write-off of fully depreciated assets	48,043	-
Forgiveness of related party payables	-	15,006

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2013 and 2012

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2011	28,774,332	$28,774	1,980,000	$1,980	$6,103,397	$(5,532,978)	$601,173

Issuance of Common Stock on Mar. 9, 2012 for consulting services	500,000	500	-	-	16,167	-	16,667
Forgiveness of related party trade payables on Sep. 30, 2012	-	-	-	-	15,006	-	15,006
Net loss	-	-	-	-	-	(517,596)	(517,596)
Balances, December 31, 2012	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(6,050,574)	$115,250

Net profit	-	-	-	-	-	$345,152	345,152
Balances, December 31, 2013	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(5,705,422)	$460,402

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1                      Nature and Continuance of Operations

Organization

On December 22, 2006, Incoming, Inc. (“We” or the “Company”) was incorporated in Nevada. Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products.

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

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Incoming, Inc. and its wholly-owned subsidiary North American Bio-Energies, LLC ("NABE"). Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2013 and 2012, the Company had cash of $91,920 and $2,348, respectively, held in FDIC insured accounts.

Revenue Recognition

Incoming derives all of its revenue from operations of the NABE biodiesel plant in Lenoir, North Carolina, which was acquired in August of 2010.  Through NABE, the Company’s operations are focused 100% on biodiesel production and sales. Currently, we derive the majority of our revenue from the sale of biodiesel and the sale of glycerin, a by-product from bio-diesel production.  We generate net revenue from imported biodiesel sales between the buyer and the seller.  Gross revenues are generated from the sale of own-produced biodiesel, glycerin and RIN’s.  Revenues from biodiesel and glycerin sales are recognized when the product has been delivered and collectability is reasonably assured.

Revenue Recognition – Renewable Identification Numbers (“RINs”)

As a means for ensuring renewable fuels were being blended with petroleum products for consumption in the United States, the Environmental Protection Agency (“EPA”) created a mechanism for holding obligated parties (refiners and importers) accountable.  This mechanism requires that obligated parties annually demonstrate they have met the EPA's minimum renewable fuel blending limits, which are established annually and referenced as the renewable volume obligation (“RVO”).  Companies demonstrate compliance with the RVO by accumulating and submitting RIN-gallons (“RINs”) annually to the EPA.  RINs may be generated at renewable fuel production facilities and essentially function as commodities capable of being "separated" from the fuel and traded on an active market.

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

Once RINs have been separated from biodiesel, NABE has the option of either selling the commodities directly to obligated parties or selling them to brokers.  To date, most of NABE's RIN sales have been to brokers due to the smaller quantities that have been available.  Brokers will often aggregate RINs from multiple parties and then sell them to obligated parties.  RIN market values fluctuate daily and are readily determinable from online sources.  NABE offers buyers a 10-day return policy.  NABE recognizes revenue from sales of RINs after the parties have established a sales price, the RINs have been transferred to the buyer through the EMTS, the related revenue is deemed realizable and the return period has expired.

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

Net Income/(Loss) per Share

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and December 31, 2012.

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

Note 3                      Inventory

Inventories consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Raw materials	$13,083	$25,240
Work in process	-	-
Finished goods	-	35,466
By-products	-	-
Total	$13,083	$60,706

Note 4                   Tax Credit Receivable

The Company is considered a small agri-biodiesel producer and therefore is eligible for biodiesel and renewable diesel fuels tax credits.  On sales of blended biodiesel, the Company is eligible for a $1 per gallon blender’s credit, which is a refundable credit based on the Company’s production and sale of qualified agri-biodiesel in a given tax year, and a $0.10 per gallon producer’s credit, which is applicable against earnings when determining income tax liabilities. The estimated total tax credit receivable as of December 31, 2013 and 2012 was $0 and $0, respectively.  Tax credit income for 2013 and 2012 was $164,190 and $0, respectively, and, as applicable, were recorded as a reduction to the Company’s production costs. There was no blender tax credit income recognized during 2012 due to the credit’s expiration.  In January of 2013, the US Congress reinstated the credit retroactively for all of 2012 and going forward through December 31, 2013, when it expired.  Through April 11, 2014, the credit has not been extended to include 2014.

Note 5                 Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Plant and equipment (1-20 years)	$782,873	$740,715
Leasehold improvements (2-5 years)	28,640	28,639
Vehicle (5 years)	9,800	9,800
Office equipment & software (2-5 years)	6,700	6,700
	828,013	785,854
Less: accumulated depreciation	(256,393)	(205,172)
Total	$571,620	$580,682

Note 6               Loss on Disposal of Fixed Assets and Impairment of Construction in Progress

During 2013, NABE did not recognize any loss for either disposal of fixed assets or for impairment of construction in progress.

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

Note 7              Bank Line of Credit and Notes Payable

At December 31, 2009, NABE had available a $250,000 revolving credit agreement with a bank. Interest was paid monthly at a variable rate of prime plus one percent, with an interest rate floor of 5.25%. On April 27, 2010, this line was modified into a five-year term loan with 59 monthly principal and interest installments of $4,805 with one final payment on April 25, 2015.  At the time the term loan was established in 2010, the Company pledged accounts receivable, inventory and equipment as collateral. The balances outstanding at December 31, 2013 and 2012 were $70,002 and $122,313, respectively.

NABE also entered into a term note in April 2013 that matured in February 2014.  The note is payable in monthly principal and interest installments of $1,090.  Interest is payable monthly at a rate of 10.73%.  The balance outstanding at December 31, 2013 was $2,261.

Future maturities of long-term debt as of December 31, 2013 are as follows:

Year Ending December 31,	Amount
2014	57,660
2015	14,610
Total	$72,270

Note 8                      Related Party Transactions

 NABE sells a portion of its finished goods to Echols Oil Company, a company owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr.  During 2013 and 2012, sales to the related companies were $258,176 and $154,821, respectively.  As of December 31, 2013, the Company had outstanding related party receivables totaling $273,482 and outstanding payables of $274,916.  The amount of related party payables at December 31, 2013 represents payables to Green Valley Bio-Fuels.

Note 9                      Equity Transactions

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

During 2013 and 2012, Incoming, Inc. consummated the following equity transactions:

1.
During 2012, $15,006 of related party payables was forgiven.  The related party was partially owned by the CEO of the Company.  As such, the reduction in the payable balance was recorded as an increase to additional paid in capital.

2.
On December 2, 2013, a vote by a majority of Company’s shareholders amended Incoming’s Articles of Incorporation.  This amendment increased the total number of authorized shares of common stock to 200,000,000 shares. Of the 200 million shares, 196 million are Class A Common Shares while the remaining shares are Class B Common Shares.

Note 10                    Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $965,000and $1,310,000 at December 31, 2013 and 2012 and will expire beginning in 2028.

At December 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Deferred tax assets
Net operating losses	$338,000	$458,000
Less: valuation allowance	(338,000)	(458,000)

Net deferred tax asset	$-	$-

Note 11                      Major Customers and Vendors

During 2013, one related party customer accounted for 3% of total revenue while three third-party customers accounted for 78% of total revenue. During 2013, there were no related party vendors while two third party vendors accounted for 79% of total cost of revenues.

During 2012, one related party customer accounted for 32% of total revenue while three third-party customers accounted for 45% of total revenue. During 2012, there were no related party vendors while two third party vendors accounted for 49% of total cost of revenues.

Note 12                      Other Income

During 2013, NABE received grants from various funding organization.  The Carolina Land & Lakes Grant provided $92,000 in funding associated with installation of a glycerin purification system. This system allows the NABE plant in Lenoir, NC to remove excess methanol and strip high acid oil from glycerin. The USDA Biofuel Program provided $5,283 in grant funding based on production at the plant utilizing agri-based feedstock materials. An additional $2,480 was recognized for sales for spare totes used to sell refined products to chemical companies.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013. The Company has taken the steps described below to remediate such material weaknesses.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2013.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell, Jr.	58	CEO, Chairman
William D. Curtis	57	Director
Frank A. Gay	52	Director
James Gay	54	Director
David Mixson	54	Director
Don A. Nelson	73	Director
Eric S. Norris	45	Treasurer, Director

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2012	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Eric S. Norris, Treasurer and Director	2012	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
	2013	60,500	-0-	-0-		-0-	-0-	-0-	-0-	60,500
Frank Aaron Gay, Director	2012	-0-	-0-	16,167	(1)	-0-	-0-	-0-	-0-	16,167
	2013	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

__________________________________
 (1) On June 9, 2011, the Company granted 2,000,000 shares of Class A Common Stock to Mr. Gay with a fair value of $300,000. 250,000 of the shares vested immediately and 250,000 shares vest every 90 days through March 2012. As of December 31, 2012, the Company had issued 2,000,000 Class A Common shares in conjunction with this grant and recognized $16,167 of stock-based compensation during the twelve months ended December 31, 2012.

Employment Agreements

We currently do not have employment agreements with any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended December 31, 2013, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.  We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2013 and currently no compensation arrangements are in place for the compensation of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 17, 2014 based upon: (i) 29,274,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock
		Officers & directors
R. Samuel Bell, Jr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	CEO, Chairman of the Board	Class A Common Stock/ Class B Common Stock(1)	5,700,000/ 1,980,000	19.5%	100%
W. Dennis Curtis, Sr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	125,000	0.4%	--
Frank Aaron Gay c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	2,000,000	6.8%	--
David Mixson c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	250,000	0.9%	--

Don A. Nelson c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	750,000	2.6%	--
Eric S. Norris c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Treasurer, Director	Class A Common Stock	1,500,000	5.1%	--
All officers and directors as a group (6 total)		Class A Common Stock/ Class B Common Stock(1)	9,200,000/ 1,980,000	35.3%	100%
		5% Beneficial Owners
Aaron West 1635 N Cahuenga Blvd. Los Angeles, CA 90028		Class A Common Stock	3,000,000	10.2%	--
Elaina Watley 1301 Wall Street West Apt. 2211 Lyndhurst, NJ 07071		Class A Common Stock	1,500,000	5.1%	--
Steve Gilcrease 3103 Pluto Street Dallas, TX 75212		Class A Common Stock	2,750,000	9.4%	--
_________________________

(1) In accordance with the terms of the Exchange Transaction, the holder of Class B Common Stock is entitled to two votes per share on all matters and votes with holders of Class A Common Stock together on all matters as one class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2013 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

In 2013 the Company’s subsidiary, NABE, sold $258,176 of product to Echols Oil Company. The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by Malone Bailey LLP ("MB") for fiscal years 2013 and 2012:
	2013	2012
	MB	MB
Audit Fees	34,100	40,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$34,100	$40,000

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

INCOMING, INC.

By:  /s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr.
Chairman and CEO

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell, Jr. R. Samuel Bell, Jr.	CEO and Chairman, Board of Directors (Principal Executive Officer)	April 15, 2014

/s/ Eric Norris Eric Norris	Vice President of Finance, Director (Principal Financial Officer)	April 15, 2014