Form 10-Q
period 2014-03-31
Incoming, Inc.
filed 2014-05-20
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

As of May 15, 2014, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

Index to the Unaudited Financial Statements	3

CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	7

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$93,691	$91,920
Accounts receivable, trade	1,074,202	2,304,054
Accounts receivable, related parties	232,182	273,482
Inventory	12,483	13,083
Prepaid expenses	516	4,088
Other current assets	700	700
Total current assets	1,413,774	2,687,327

Property and equipment, net	682,247	571,620
Construction in progress	-	92,881
Total Assets	$2,096,021	$3,351,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,220,171	2,519,127
Current maturities of long term debt	60,889	57,657
Accrued liabilities	22,779	25,120
Accounts payable – related parties	274,916	274,916
Total current liabilities	1,578,755	2,876,820

Long-term debt	321	14,606
Total Liabilities	1,579,076	2,891,426

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(5,648,879)	(5,705,422)
Total Stockholders’ Equity	516,945	460,402
Total Liabilities and Stockholders' Equity	$2,096,021	$3,351,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Revenue	$110,038	$31,009
Revenue from related parties	-	20,440
Total revenue	110,038	51,449

Cost of revenue	76,591	126,515
Depreciation	23,166	26,114
Gross profit (loss)	10,281	(101,180)

Selling, General, and Administrative Expenses	31,992	16,986

Other income (expense)
Grant and other income	78,991	1,290
Interest expense	(737)	(1,145)
Total other income (expense)	78,254	145

Net Income (Loss)	$56,543	$(118,021)

Net Profit (Loss) per Class A Common Share (Basic and Diluted)	$0.00	$(0.00)
Net Profit (Loss) per Class B Common Share (Basic and Diluted)	$0.03	$(0.06)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from operating Activities
Net loss	$56,543	$(118,021)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	23,166	26,114
Changes in operating assets and liabilities
Accounts receivable	1,229,852	14,048
Accounts receivable – related party	41,300	44,001
Prepaid expenses	3,572	4,904
Inventory	600	22,633
Other current assets	-	(600)
Accounts payable	(1,298,955)	32,479
Accounts payable – related party	-	(7,650)
Accrued expenses	(2,341)	65
Net cash provided by operating activities	53,737	17,973
Cash flows from investing activities
Purchase of fixed assets	(40,912)	(6,200)
Net cash used in investing activities	(40,912)	(6,200)
Cash flows from financing activities
Principal payments on debt	(11,054)	(9,363)
Net cash used in financing activities	(11,054)	(9,363)
Net cash increase for period	1,771	2,410
Cash at beginning of period	91,920	2,348
Cash at end of period	$93,691	$4,758

Supplemental disclosure of cash flow information
Cash paid for interest	$737	1,145
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	131,081	-
Write-off of fully depreciated assets	5,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1             Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

Organization

Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products.

Note 2            Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the three months ended March 31, 2014, there were no sales to the related company. As of March 31, 2014, the Company had outstanding receivables from the related party company of $232,182. As of March 31, 2014, the Company had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2013.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2014, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $110,038 during the period January 1, 2014 through March 31, 2014. Revenue generated during the period was due to sales of imported biodiesel with RINs, glycerin, and materials recovered during glycerin purification processing. During the first quarter, our sales on imported biodiesel to third parties totaled $96,443.  We had no sales to related parties during the first quarter. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields another commodity, high fatty acid oil.  Sales of the high fatty acid oil totaled $10,660 for the period under consideration. De-methylated glycerin sales totaled $2,935 during the first quarter of 2014.

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

Comparing the Company’s activity for the period January 1, 2014 through March 31, 2014 to the activity for the period January 1, 2013 through March 31, 2013, there was an increase in revenue of $58,589 from $51,449 to $110,038. The period-over-period increase was due primarily to the Company’s imported biodiesel sales. During the prior year, NABE’s EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales was specifically recognized on a net basis, the result of which resulted in NABE earning $0.05 per gallon of biodiesel imported. RINs transferred during the quarter were included with the material sold under the importing category. As a result, there were no direct RIN sales during the first quarter of 2014. The Company had no RIN sales during the same period in 2013. Also impacting comparative revenues were sales of high fatty acid oil and glycerin. The Company had high fatty acid oil sales of $10,660 during the first quarter of 2014 while sales of high fatty acid oil totaled $11,886 during the same period in 2013. The Company had glycerin (methylated and demethylated) sales of $2,935 during the first quarter of 2013, while glycerin sales were $9,435 during the same period in 2013.

Cost of Revenue
Cost of revenue totaled $76,591 during the period January 1, 2014 through March 31, 2014. For the same period, cost of revenue consisted of costs associated with labor, overhead, and utilities.

Cost of revenue totaled $126,515 during the period January 1, 2013 through March 31, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, catalyst, and acid) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2014 through March 31, 2014 to the activity for the period January 1, 2013 through March 31, 2013, there was a decrease in cost of revenues of $49,924 as the cost of revenues dropped from $126,515 to $76,591. The period-over-period decrease was due in large part to method of recognizing cost of sales on imported biodiesel.  Our presentation of revenue is on a net basis, which means the cost of sales on imported material is zero since the Company earns a net $0.05 per gallon of biodiesel imported.  During the current quarter, the Company recognized an offset to the cost of goods sold totaling $39,211 as a result of filing for the blender tax credit associated with blended gallons.

Gross Profit
Gross profit for the Company was $10,281 for the period January 1, 2014 through March 31, 2014.  The primary reason for the gross profit during the period was the sale of imported biodiesel and the associated RINs.

Gross profit for the Company was a loss of $101,180 for the period January 1, 2013 through March 31, 2013.  The primary reason for the gross loss during the period was reduced demand for biodiesel from smaller producers while the EPA continues to develop quality assurance program options for alleviating distress caused by the fraudulent actions of the other parties during the last quarter of 2011.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $31,992 for the period January 1, 2014 through March 31, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $16,986 for the period January 1, 2013 through March 31, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead, and professional fees.

Comparing the Company’s activity for the period January 1, 2014 through March 31, 2014 to the activity for the period January 1, 2013 through March 31, 2013, there was an increase in SG&A expenses of $15,006 as SG&A rose from $16,986 to $31,992. The period-over-period increase was due primarily to professional fees associated with operating a publicly traded company. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

Other Income (Expense)
Other Income totaled $78,991 during the period January 1, 2014 through March 31, 2014. This amount was solely attributable to funding received from the USDA Biofuel Program during the first quarter of 2014.

Other Income totaled $1,290 during the period from January 1, 2013 through March 31, 2013. The primary reasons for the balance were $490 in funding from the USDA Biofuel Program and $800 recognized for the sale of old totes that had previously been impaired.

Net Income (Loss)
The Company had net income of $56,543 for the period January 1, 2014 through March 31, 2014.

The Company had a net loss of $118,021 for the period January 1, 2013 through March 31, 2013.

Liquidity and Capital Resources

Working Capital
	As of March 31, 2014	As of December 31, 2013
Current Assets	$1,413,774	$2,687,327
Current Liabilities	$1,578,755	$2,876,820
Working Capital Deficiency	$(164,981)	$(189,493)
Accumulated Deficit	$(5,648,879)	$(5,705,422)

Cash Flows
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash provided by operating activities	$53,737	$17,973
Cash used in investing activities	(40,912)	(6,200)
Cash used in financing activities	(11,054)	(9,363)
Net increase (decrease) in cash	$1,771	$2,410

As of March 31, 2014, our current assets totaling $1,413,774 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $1,578,755 as of March 31, 2014.  As a result, we had a working capital deficiency of $164,981.

Current assets for the Company totaled $2,687,327 as of December 31, 2013. Current liabilities for the Company totaled $2,876,820 as of December 31, 2013, which resulted in a working capital deficiency of $189,493.

Comparing the working capital deficiency at March 31, 2014 to the deficiency at December 31, 2013, there was a decrease of $24,512 as the deficiency decreased from $189,493 to $164,981. The biggest contributor to the overall decrease was the Company’s activities associated with sales of imported biodiesel.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina and through its import activities.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2014, the Company generated a gross profit of $10,281 on sales of $110,038 over the same period. For the three months ended March 31, 2013, the Company generated a gross loss of $101,180 on sales of $51,449 over the same period.

As of March 31, 2014, NABE had outstanding balances on bank borrowings of $61,020, which originally totaled $250,000 when the loan was first executed. The loan represents a term loan that resulted from the conversion of a line of credit. An additional balance of $189 was outstanding as of March 31, 2014, which represented financing of NABE’s general liability insurance.

A portion of the Company’s operations have been funded through the issuance of stock shares. As of March 31, 2014, the Company has issued 31,254,332 shares of capital stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By Operating Activities

During the period January 1, 2014 through March 31, 2014, the Company’s cash provided by operating activities totaled $53,737. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of importing activities, collecting trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Trade receivables decreased $1,229,852 while inventories decreased $600. Trade payables decreased $1,298,955 for the same period. Depreciation expense was $23,166 for the first quarter of 2014.

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

Cash Used In Investing Activities

During the period January 1, 2014 through March 31, 2014, the Company’s cash used in investing activities totaled $40,912. This amount represents billings for biodiesel processing and filtration equipment that was installed at the production facility in Lenoir, North Carolina.  Portions of the newly installed equipment had been captured in Construction in Progress (CIP) at December 31, 2013.  All of the equipment has been transferred out of CIP and into fixed assets as the system is currently going through production testing.

During the period January 1, 2013 through March 31, 2013, the Company’s cash used in investing activities totaled $6,200. This amount represents billings for two horizontal storage tanks that NABE purchased from the neighboring Google facility.  These tanks have been mobilized on-site, but have yet to be placed in service and are reflected in the Construction in Process line item.

Cash Used In Financing Activities

During the period January 1, 2013 through March 31, 2014, the Company’s cash used in financing activities totaled $11,054.  This amount represents payments on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2014.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2014.

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

May 20, 2014
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)