Form 10-Q
period 2014-06-30
Incoming, Inc.
filed 2014-08-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53616

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

As of August 14, 2014, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

Index to the Unaudited Financial Statements	3

CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	7

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$33,898	$91,920
Accounts receivable, trade	16,693	2,304,054
Accounts receivable, related parties	146,244	273,482
Inventory	41,782	13,083
Prepaid expenses	10,175	4,088
Other current assets	400	700
Total current assets	249,192	2,687,327

Property and equipment, net	673,752	571,620
Construction in progress	-	92,881
Total Assets	$922,944	$3,351,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	171,227	2,519,127
Current maturities of long term debt	54,980	57,657
Accrued liabilities	21,838	25,120
Accounts payable – related parties	274,916	274,916
Total current liabilities	522,961	2,876,820

Long-term debt	-	14,606
Total Liabilities	522,961	2,891,426

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(5,765,841)	(5,705,422)
Total Stockholders’ Equity	399,983	460,402
Total Liabilities and Stockholders' Equity	$922,944	$3,351,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Revenue	$49,148	$584,710	$159,186	$615,719
Revenue from related parties	9,768	53,640	9,768	74,080
Total revenue	58,916	638,350	168,954	689,799

Cost of revenue	128,821	421,019	205,412	547,534
Depreciation	23,380	26,294	46,546	52,408
Gross profit (loss)	(93,285)	191,037	(83,004)	89,857

Selling, General, and Administrative Expenses	22,850	21,392	54,842	38,378

Other income (expense)
Grant and other income	-	52,440	78,991	53,730
Interest expense	(827)	(1,579)	(1,564)	(2,724)
Total other income (expense)	(827)	50,861	77,427	51,006

Net Income (Loss)	$(116,962)	$220,506	$(60,419)	$102,485

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$(0.00)	$0.01	$(0.00)	$0.00
Net Income (Loss) per Class B Common Share (Basic and Diluted)	$(0.06)	$0.11	$(0.03)	$0.05
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	29,274,332	29,274,332	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash Flows from operating Activities
Net loss	$(60,419)	$102,485
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	46,546	52,408
Changes in operating assets and liabilities
Accounts receivable	2,287,361	(80,161)
Accounts receivable – related party	127,238	67,451
Prepaid expenses	3,433	2,965
Inventory	(28,699)	(39,468)
Other current assets	300	(300)
Accounts payable	(2,347,901)	75,695
Accounts payable – related party	-	(7,650)
Accrued expenses	(3,282)	450
Net cash provided by operating activities	24,577	173,875
Cash flows from investing activities
Purchase of fixed assets	(55,796)	(56,960)
Net cash used in investing activities	(55,796)	(56,960)
Cash flows from financing activities
Principal payments on debt	(26,803)	(22,329)
Net cash used in financing activities	(26,803)	(22,329)
Net cash increase for period	(58,022)	94,586
Cash at beginning of period	91,920	2,348
Cash at end of period	$33,898	$96,934

Supplemental disclosure of cash flow information
Cash paid for interest	$1,564	2,724
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	131,081	-
Write-off of fully depreciated assets	5,339	-
Unpaid additions to prepaid expenses with debt	9,520	8,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1             Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

Organization

Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products.

Note 2             Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the six months ended June 30, 2014, sales to the related company totaled $9,768. As of June 30, 2014, the Company had outstanding receivables from the related party company of $146,244. As of June 30, 2014, the Company had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

Note 3             Subsequent Event

On the evening of August 1, 2014, filtration equipment was damaged in a fire at our biodiesel production facility in Lenoir, NC. The on-site fire suppression system and emergency responders contained the fire to the filtration equipment. No individuals were harmed. A preliminary assessment indicates that the fire started due to spontaneous combustion of filter cake within the filtration media. The plant will be temporarily idled while the formal investigation is concluded and replacement equipment is sourced.  We are currently not able to accurately estimate the financial effects of the loss related to the fire.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2014, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $58,916 during the period April 1, 2014 through June 30, 2014.
Revenue generated during the period was due to sales of biodiesel, glycerin, and materials recovered during glycerin purification processing. During the period April 1, 2014 through June 30, 2014, our biodiesel sales to third parties totaled approximately $3,240 and our sales to related parties amounted to $9,768. There were no RIN sales transacted during the second quarter of 2014. For the period under consideration, de-methylated glycerin sales amounted to $9,299. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields another commodity, high fatty acid oil.  Sales of the high fatty acid oil totaled $36,609 for the period under consideration.

The Company generated revenues of $638,350 during the period April 1, 2013 through June 30, 2013. Revenue generated during the period was due to sales of biodiesel, glycerin, and materials recovered during glycerin purification processing. During the period April 1, 2013 through June 30, 2013, our biodiesel sales to third parties totaled approximately $355,900 and our sales to related parties amounted to $53,640. RIN sales accounted for $126,370 in revenue during the second quarter of 2013. For the period under consideration, de-methylated glycerin sales amounted to $20,570 while recovered methanol sales totaled $5,389. Sales of the high fatty acid oil totaled $76,481 for the second quarter of 2013.

Comparing the Company’s activity for the period April 1, 2014 through June 30, 2014 to the activity for the period April 1, 2013 through June 30, 2013, there was a decrease in revenue of $579,434 from $638,350 to $58,916. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current year in light of the issues with commissioning of new processing equipment and with calibrating lab equipment. Sales of own-produced biodiesel experienced a decrease of approximately 100,297 gallons during the period April 1, 2014 through June 30, 2014 compared to the period April 1, 2013 through June 30, 2013. The Company had no RIN sales during the period April 1, 2014 through June 30, 2014, but transacted $126,370 in RIN sales during the period April 1, 2013 through June 30, 2013. Also impacting comparative revenues were sales of high fatty acid oil, methylated glycerin and recovered methanol. The Company had high fatty acid oil sales of $36,159 during the second quarter of 2014, while sales of high fatty acid oil totaled $76,481 during the same period in 2013. The Company had glycerin sales of $9,299 during the second quarter of 2014, while glycerin sales were $20,570 during the same period in 2013. The Company had no recovered methanol sales during the second quarter of 2014, while recovered methanol sales totaled $5,389 during the same period in 2013.

The Company generated revenues of $168,954 during the period January 1, 2014 through June 30, 2014. Revenue generated during the period was due to sales of imported biodiesel with RINs, glycerin, and materials recovered during glycerin purification processing. During the first half of 2014, our sales on imported biodiesel to third parties totaled $96,443.  Our third party sales of own-produced biodiesel totaled $3,240 in the first half of 2014. We had biodiesel sales to related parties totaling $9,768 during the period under consideration. Sales of high fatty acid oil totaled $47,269 while de-methylated glycerin sales totaled $12,234 during the period January 1, 2014 through June 30, 2014.

The Company generated revenues of $689,799 during the period January 1, 2013 through June 30, 2013. Revenue generated during the period was due to sales of biodiesel, glycerin, and materials recovered during glycerin purification processing. During the period January 1, 2013 through June 30, 2013, our own-produced biodiesel sales to third parties totaled $365,635 and our sales to related parties amounted to $74,080. RIN sales accounted for $126,370 in revenue during the first half of 2013. For the period under consideration, de-methylated glycerin sales amounted to $30,005 while recovered methanol sales totaled $5,389. Sales of high fatty acid oil totaled $88,320 for the period under consideration.

Comparing the Company’s activity for the period January 1, 2014 through June 30, 2014 to the activity for the period January 1, 2013 through June 30, 2013, there was a decrease in revenue of $520,845 from $689,799 to $168,954. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current year in light of the issues surrounding commissioning of new processing equipment. In addition, NABE experienced calibration issues with its on-site biodiesel testing laboratory. During the prior year, NABE’s EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales totaled $96,443 during the first half of 2014 while there were no import sales during the same period in the prior year. Sales of own-produced biodiesel experienced a decrease of approximately 110,558 gallons during the period January 1, 2014 through June 30, 2014 compared to the period January 1, 2013 through June 30, 2013. RINs transferred during the first half of 2014 were included with the biodiesel sold under the importing category. As a result, there were no direct RIN sales during the first half of 2014. The Company had RIN sales totaling $126,370 during the same period in 2013. Also impacting comparative revenues were sales of high fatty acid oil and glycerin. The Company had high fatty acid oil sales of $46,819 during the first half of 2014 while sales of high fatty acid oil totaled $88,320 during the same period in 2013. The Company had glycerin (methylated and demethylated) sales of $12,234 during the first half of 2014, while glycerin sales were $30,005 during the same period in 2013.

Cost of Revenue
Cost of revenue totaled $128,821 during the period April 1, 2014 through June 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $421,019 during the period April 1, 2013 through June 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period April 1, 2014 through June 30, 2014 to the activity for the period April 1, 2013 through June 30, 2013, there was a decrease in cost of revenues of $292,198 as the cost of revenues increased from $421,019 to $128,821. The period-over-period decrease was due to fewer gallons of biodiesel being produced in light of the issues surrounding commissioning of new processing equipment. In addition, NABE experienced calibration issues with its on-site biodiesel testing laboratory. Approximately 100,297 fewer gallons were sold during the second quarter of the current year when compared with the second quarter of the prior year. Cost of sales decreased in line with reduced biodiesel sales. During the second quarter of 2013, the Company recognized a reduction in cost of goods sold totaling $105,338 as a result of filing for the blender tax credit associated with blended gallons sold during 2012. Filing for the 2012 credits during 2013 was made possible due to the retroactive reinstatement of the credit during 2013. The Company did not file for any blender tax credits during the second quarter of 2014.

Cost of revenue totaled $205,412 during the period January 1, 2014 through June 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $547,534 during the period January 1, 2013 through June 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2014 through June 30, 2014 to the activity for the period January 1, 2013 through June 30, 2013, there was a decrease in cost of revenues of $342,122 as the cost of revenues dropped from $547,534 to $205,412. The period-over-period decrease was due to fewer gallons of biodiesel being produced in light of the issues surrounding commissioning of new processing equipment. In addition, NABE experienced calibration issues with its on-site biodiesel testing laboratory. Approximately 110,558 fewer gallons were sold during the first half of the current year when compared with the first half of the prior year. Cost of sales decreased in line with reduced biodiesel sales.  During the first half of 2014, the Company recognized an offset to the cost of goods sold totaling $39,211 as a result of filing for the blender tax credit associated with blended gallons.

Gross Profit
The Company had a gross loss of $93,285 for the period April 1, 2014 through June 30, 2014.  The primary reasons for the gross loss during the period were the Company’s inability to sell produce biodiesel while adjustments were being made during commissioning of new processing equipment and calibration issues with lab equipment.

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

The Company had a gross loss of $83,004 for the period January 1, 2014 through June 30, 2014.  The primary reasons for the gross loss during the period were the Company’s inability to sell produce biodiesel while adjustments were being made during commissioning of new processing equipment and calibration issues with lab equipment. Offsetting the inability to produce biodiesel at the NABE plant in Lenoir was sales of imported biodiesel during the first quarter of 2014.

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

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $22,850 for the period April 1, 2014 through June 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $21,392 for the period April 1, 2013 through June 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period April 1, 2014 through June 30, 2014 to the activity for the period April 1, 2013 through June 30, 2013, there was an increase in SG&A expenses of $1,458 as SG&A increased from $21,392 to $22,850. The period-over-period increase was due primarily to legal consultation expenses. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

SG&A expenses totaled $54,842 for the period January 1, 2014 through June 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $38,378 for the period January 1, 2013 through June 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

Comparing the Company’s activity for the period January 1, 2014 through June 30, 2014 to the activity for the period January 1, 2013 through June 30, 2013, there was an increase in SG&A expenses of $16,464 as SG&A rose from $38,378 to $54,842. The period-over-period increase was due primarily to legal consultation fees and professional fees associated with operating a publicly traded company. General overhead remained stable considering the first half of the current year compared with the first half of the prior year.

Other Income (Expense)
The Company had no Other Income during the period April 1, 2014 through June 30, 2014.

Other Income totaled $52,440 during the period April 1, 2013 through June 30, 2013. The primary reason for the balance was $50,760 in funding received from the North Carolina Land & Lakes Grant (NCLLG). NCLLG awarded funding to NABE on a reimbursement basis.  The Company recognized Other Income from NCLLG only after we had demonstrated completion of program milestones and reimbursement funds were actually received.

Other Income totaled $78,991 during the period January 1, 2014 through June 30, 2014. This amount was solely attributable to funding received from the USDA Biofuel Program during the first half of 2014. Each quarter, the company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These Payment Requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

Other Income totaled $53,730 during the period January 1, 2013 through June 30, 2013. The primary reason for the balance was $50,760 in funding received from the North Carolina Land & Lakes Grant.

Liquidity and Capital Resources

Working Capital
	As of June 30, 2014	As of December 31, 2013
Current Assets	$249,192	$2,687,327
Current Liabilities	$522,961	$2,876,820
Working Capital Deficiency	$(273,769)	$(189,493)
Accumulated Deficit	$(5,765,841)	$(5,705,422)

Cash Flows
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash provided by operating activities	$24,577	$173,875
Cash used in investing activities	(55,796)	(56,960)
Cash used in financing activities	(26,803)	(22,329)
Net increase (decrease) in cash	$(58,022)	$94,586

As of June 30, 2014, our current assets totaling $249,192 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $522,961 as of June 30, 2014.  As a result, we had a working capital deficiency of $273,769.

Current assets for the Company totaled $2,687,327 as of December 31, 2013. Current liabilities for the Company totaled $2,876,820 as of December 31, 2013, which resulted in a working capital deficiency of $189,493.

Comparing the working capital deficiency at June 30, 2014 to the deficiency at December 31, 2013, there was an increase of $84,276 as the deficiency increased from $189,493 to $273,769. The biggest contributor to the overall increase was the Company’s reduced production activity. Production activity was hampered due commissioning of new processing/filtration equipment and laboratory maintenance required at the NABE biodiesel production facility in Lenoir, NC.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina and through its import activities. Since the December 31, 2013 balance sheet date, total receivables have decreased $2,414,599 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the six months ended June 30, 2014, the Company generated a gross loss of $83,004 on sales of $168,954 over the same period. For the six months ended June 30, 2013, the Company generated gross income of $89,857 on sales of $689,799 over the same period.

As of June 30, 2014, NABE had outstanding balances on bank borrowings of $47,364, which originally totaled $250,000 when the loan was first executed. The loan represents a term loan that resulted from the conversion of a line of credit. An additional balance of $7,616 was outstanding as of June 30, 2014, which represented financing of NABE’s general liability insurance.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of June 30, 2014, the Company has issued 31,254,332 shares of common stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By Operating Activities

During the period January 1, 2014 through June 30, 2014, the Company’s cash provided by operating activities totaled $24,577. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of import activities, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $2,287,361 while inventories increased $28,699. Trade payables decreased $2,347,901 for the same period. Depreciation expense was $46,546 for the first half of 2014.

During the period January 1, 2013 through June 30, 2013, the Company’s cash provided by operating activities totaled $173,875. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of making credit sales, collecting trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Trade receivables increased $12,710 while inventories increased $39,468. NABE collected $105,338 in tax credits attributable to blended gallons sold during 2012. Payables increased $68,045 for the same period.

Cash Used In Investing Activities

During the period January 1, 2014 through June 30, 2014, the Company’s cash used in investing activities totaled $55,796. Of the six-month total, $40,912 represented billings for biodiesel processing and filtration equipment that was installed at the production facility in Lenoir, North Carolina.  Portions of the newly installed equipment had been captured in Construction in Progress (CIP) at December 31, 2013.  All of the equipment has been transferred out of CIP and into fixed assets.  Additional investing activities included leasehold improvements (piping and steelwork) installed in support of the processing equipment.

During the period January 1, 2013 through June 30, 2013, the Company’s cash used in investing activities totaled $56,960. This amount represents billings for glycerin processing equipment ($50,760) and two horizontal storage tanks ($6,200) that NABE purchased from the neighboring Google facility.

Cash Used In Financing Activities

During the period January 1, 2014 through June 30, 2014, the Company’s cash used in financing activities totaled $26,803.  This amount represents payments on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2014.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2014.

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

August 14, 2014
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)