Form 10-Q
period 2014-09-30
Incoming, Inc.
filed 2014-11-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

As of November 14, 2014, there are 29,274,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

Index to the Unaudited Financial Statements	3

CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	7

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$25,156	$91,920
Accounts receivable, trade	14,440	2,304,054
Accounts receivable, related parties	65,680	273,482
Inventory	44,554	13,083
Prepaid expenses	6,939	4,088
Other current assets	400	700
Total current assets	157,169	2,687,327

Property and equipment, net	704,805	571,620
Construction in progress	-	92,881
Total Assets	$861,974	$3,351,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	213,611	2,519,127
Current maturities of long term debt	38,314	57,657
Accrued liabilities	22,886	25,120
Accounts payable – related parties	274,916	274,916
Total current liabilities	549,727	2,876,820

Long-term debt	-	14,606
Total Liabilities	549,727	2,891,426

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(5,853,577)	(5,705,422)
Total Stockholders’ Equity	312,247	460,402
Total Liabilities and Stockholders' Equity	$861,974	$3,351,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Revenue	$28,581	$1,094,482	$187,767	$1,710,202
Revenue from related parties	56,525	75,465	66,293	149,545
Total revenue	85,106	1,169,947	254,060	1,859,747

Cost of revenue	167,422	1,050,778	372,834	1,598,310
Depreciation	23,266	23,567	69,812	75,975
Gross profit (loss)	(105,582)	95,602	(188,586)	185,462

Selling, General, and Administrative Expenses	33,096	15,114	87,938	53,491
Loss on Assets Disposed Due to Fire	4,316	-	4,316	-

Other income (expense)
Grant and other income	55,966	46,033	134,957	99,763
Interest expense	(708)	(1,846)	(2,272)	(4,210)
Total other income	55,258	44,187	132,685	95,553

Net Income (Loss)	$(87,736)	$124,675	$(148,155)	$227,524

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$(0.00)	$0.00	$(0.01)	$0.01
Net Income (Loss) per Class B Common Share (Basic and Diluted)	$(0.04)	$0.06	$(0.07)	$0.11
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	29,274,332	29,274,332	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash Flows from operating Activities
Net income/(loss)	$(148,155)	$227,524
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	69,812	75,975
Loss on disposed assets	4,316	-
Changes in operating assets and liabilities
Accounts receivable	2,289,614	9,841
Accounts receivable – related party	207,802	44,701
Prepaid expenses	6,669	12,417
Inventory	(31,471)	(57,199)
Other current assets	300	(300)
Accounts payable	(2,305,516)	36,722
Accounts payable – related party	-	(7,650)
Accrued expenses	(2,234)	1,507
Net cash provided by operating activities	91,137	343,538
Cash flows from investing activities
Purchase of fixed assets	(114,432)	(144,000)
Net cash used in investing activities	(114,432)	(144,000)
Cash flows from financing activities
Principal payments on debt	(43,469)	(44,339)
Net cash used in financing activities	(43,469)	(44,339)
Net cash increase (decrease) for period	(66,764)	155,199
Cash at beginning of period	91,920	2,348
Cash at end of period	$25,156	$157,547

Supplemental disclosure of cash flow information
Cash paid for interest	$2,272	4,210
Cash paid for income taxes	4,235	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	131,081	6,200
Write-off of fully depreciated assets	43,339	-
Unpaid additions to prepaid expenses with debt	9,520	14,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1           Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

Organization

Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products.

Note 2           Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the nine months ended September 30, 2014, sales to the related company totaled $66,293. As of September 30, 2014, the Company had outstanding receivables from the related party company of $65,680. As of September 30, 2014, the Company had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

Note 3           Damages

On the evening of August 1, 2014, filtration equipment was damaged in a fire at our biodiesel production facility in Lenoir, NC. The on-site fire suppression system and emergency responders contained the fire to the filtration equipment. No individuals were harmed. Investigators determined that the fire started due to spontaneous combustion of filter cake within the filtration media. The plant was idled while replacement equipment was sourced. A reconditioned filter press, with approximately twice the throughput capacity while fitting within the same footprint, was purchased on August 28 for $46,450.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2014, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $85,106 during the period July 1, 2014 through September 30, 2014.
Revenue generated during the period was due to sales of biodiesel, RINs, and de-methylated glycerin. During the period July 1, 2014 through September 30, 2014, our biodiesel sales to third parties totaled approximately $1,594 and our sales to related parties amounted to $56,525. RIN sales accounted for $21,993 in revenue during the third quarter of 2014. For the period under consideration, de-methylated glycerin sales amounted to $4,994.

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

Comparing the Company’s activity for the period July 1, 2014 through September 30, 2014 to the activity for the period July 1, 2013 through September 30, 2013, there was a decrease in revenue of $1,084,841 from $1,169,947 to $85,106. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current quarter resulting from the fire that disabled the plant in Lenoir, NC. Sales of own-produced biodiesel experienced a decrease of approximately 220,445 gallons during the period July 1, 2014 through September 30, 2014 compared to the period July 1, 2013 through September 30, 2013. The Company had RIN sales of $21,993 during the period July 1, 2014 through September 30, 2014 whiles RINs transactions totaled $31,741 during the period July 1, 2013 through September 30, 2013. Also impacting comparative revenues were sales of high fatty acid oil, methylated glycerin and recovered methanol. The Company had no sales of high fatty acid oil during the third quarter of 2014, while sales of high fatty acid oil totaled $377 during the same period in 2013. The Company had glycerin sales of $4,994 during the third quarter of 2014, while glycerin sales were $2,136 during the same period in 2013. The Company had no recovered methanol sales during the third quarter of 2014, but recovered methanol sales totaled $6,429 during the same period in 2013.

The Company generated revenues of $254,060 during the period January 1, 2014 through September 30, 2014. Revenue generated during the period was due to sales of imported biodiesel with RINs, own-produced biodiesel, RINs, glycerin, and materials recovered during glycerin purification processing. During the first three quarters of 2014, our sales on imported biodiesel to third parties totaled $96,443.  Our third party sales of own-produced biodiesel totaled $4,824 while RIN sales totaled $21,993 in the first three quarters of 2014. We had biodiesel sales to related parties totaling $66,293 during the period under consideration. Sales of high fatty acid oil totaled $47,279 while de-methylated glycerin sales totaled $17,228 during the period January 1, 2014 through September 30, 2014.

The Company generated revenues of $1,859,747 during the period January 1, 2013 through September 30, 2013. Revenue generated during the period was due to sales of biodiesel, RINs, glycerin, and materials recovered during glycerin purification processing. During the period January 1, 2013 through September 30, 2013, our biodiesel sales to third parties totaled approximately $1,416,504 and our sales to related parties amounted to $149,545. RIN sales accounted for $158,111 in revenue during the first three quarters of 2013. For the period under consideration, de-methylated glycerin sales amounted to $32,141 while recovered methanol sales totaled $11,817. Sales of high fatty acid oil totaled $88,744 for the period under consideration. Methylated glycerin sales totaled $2,885 during the first three quarters of 2013.

Comparing the Company’s activity for the period January 1, 2014 through September 30, 2014 to the activity for the period January 1, 2013 through September 30, 2013, there was a decrease in revenue of $1,605,687 from $1,859,747 to $254,060. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current year in light of the issues surrounding commissioning of new processing equipment, calibration issues with on-site biodiesel testing apparatus, and the August 1, 2014 fire incident at the plant in Lenoir, NC. During the prior year, NABE’s EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales totaled $96,443 during the first three quarters of 2014 while there were no import sales during the same period in the prior year. Sales of own-produced biodiesel experienced a decrease of approximately 331,003 gallons during the period January 1, 2014 through September 30, 2014 compared to the period January 1, 2013 through September 30, 2013. RIN sales during the first three quarters of 2014 totaled $21,993. The Company had RIN sales totaling $158,111 during the same period in 2013. Also impacting comparative revenues were sales of high fatty acid oil and glycerin. The Company had high fatty acid oil sales of $46,819 during the first three quarters of 2014 while sales of high fatty acid oil totaled $88,744 during the same period in 2013. The Company had glycerin (methylated and de-methylated) sales of $17,228 during the first nine months of 2014, while glycerin sales were $35,026 during the same period in 2013.

Cost of Revenue
Cost of revenue totaled $167,422 during the period July 1, 2014 through September 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $1,050,778 during the period July 1, 2013 through September 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period July 1, 2014 through September 30, 2014 to the activity for the period July 1, 2013 through September 30, 2013, there was a decrease in cost of revenues of $883,356 as the cost of revenues dropped from $1,050,778 to $167,422. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current quarter resulting from the fire that disabled the plant in Lenoir, NC. Approximately 220,445 fewer gallons were sold during the third quarter of the current year when compared with the third quarter of the prior year. Cost of sales decreased in line with reduced biodiesel sales. During the third quarter of 2013, the Company recognized a reduction in cost of goods sold totaling $27,897 as a result of filing for the blender tax credit. The Company did not file for any blender tax credits during the third quarter of 2014.

Cost of revenue totaled $372,834 during the period January 1, 2014 through September 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $1,598,310 during the period January 1, 2013 through September 30, 2013. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2014 through September 30, 2014 to the activity for the period January 1, 2013 through September 30, 2013, there was a decrease in cost of revenues of $1,225,476 as the cost of revenues dropped from $1,598,310 to $372,834. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current year in light of the issues surrounding commissioning of new processing equipment, calibration issues with on-site biodiesel testing apparatus, and the August 1, 2014 fire incident at the plant in Lenoir, NC. Approximately 331,003 fewer gallons were sold during the first nine months of the current year when compared with the first nine months of the prior year. Cost of sales decreased in line with reduced biodiesel sales.  During the first three quarters of 2014, the Company recognized an offset to the cost of goods sold totaling $39,211 as a result of filing for the blender tax credit associated with blended gallons. Offsets to the cost of revenue, which resulted from blender tax credit filings, totaled $133,235 during the first three quarters of 2013.

Gross Profit
The Company had a gross loss of $105,582 for the period July 1, 2014 through September 30, 2014.  The primary reasons for the gross loss during the period were the Company’s inability to produce and sell biodiesel as a result of the fire in Lenoir, NC that destroyed the filter press, a piece of equipment vital to the production process.

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

The Company had a gross loss of $188,586 for the period January 1, 2014 through September 30, 2014.  The primary reasons for the gross loss during the period were the Company’s inability to sell produce biodiesel while adjustments were being made during commissioning of new processing equipment and calibration issues with lab equipment. Biodiesel production was further impeded at the plant in Lenoir, NC when fire destroyed the filter press, which is a vital part of the overall process. Offsetting the inability to produce biodiesel at the NABE plant in Lenoir was sales of imported biodiesel during the first quarter of 2014.

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

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $33,096 for the period July 1, 2014 through September 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $15,114 for the period July 1, 2013 through September 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period July 1, 2014 through September 30, 2014 to the activity for the period July 1, 2013 through September 30, 2013, there was an increase in SG&A expenses of $17,982 as SG&A increased from $15,114 to $33,096. The period-over-period increase was due primarily to accounting fees, including tax return preparation charges. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

SG&A expenses totaled $87,938 for the period January 1, 2014 through September 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $53,491 for the period January 1, 2013 through September 30, 2013. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and consulting fees.

Comparing the Company’s activity for the period January 1, 2014 through September 30, 2014 to the activity for the period January 1, 2013 through September 30, 2013, there was an increase in SG&A expenses of $34,447 as SG&A rose from $53,491 to $87,938. The period-over-period increase was due primarily to legal consultation fees and professional fees associated with operating a publicly traded company. General overhead remained stable considering the first half of the current year compared with the first half of the prior year.

Loss on Assets Disposed Due to Fire
Loss on disposal of fixed assets due to fire was $4,316 for the period July 1, 2014 through September 30, 2014.  The fire event that occurred August 1, 2014 at our biodiesel production facility in Lenoir, North Carolina caused irreparable damage to the filter press. The original cost of the filter press was $18,800. Depreciation expense of $14,484, which had been recognized on the filter press since its placement in service, left a book value of $4,316 at the time of the fire. As a result of the filter press being destroyed, the book value was written off and recognized as a loss. There was no salvage value for the filter press.

The Company had no loss on disposal of fixed assets due to fire for the period July 1, 2013 through September 30, 2013.

Loss on disposal of fixed assets due to fire was $4,316 for the period January 1, 2014 through September 30, 2014.

The Company had no disposal of fixed assets due to fire for the period January 1, 2014 through September 30, 2014.

Other Income (Expense)
Other income totaled $55,966 during the period July 1, 2014 through September 30, 2014. During the third quarter of 2014, this amount was attributable to funding received from the USDA Biofuel Program and from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC. Insurance coverage provided $55,896 for replacement of the filter press and other minor electrical components damaged during the fire incident on August 1. An additional $70 was received in USDA Biofuel Program funding during the quarter. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

Other income totaled $46,033 during the period July 1, 2013 through September 30, 2013. The primary reason for the balance was $41,240 in funding received from the North Carolina Land & Lakes Grant (NCLLG). NCLLG awarded funding to NABE on a reimbursement basis.  The Company recognized Other Income from NCLLG only after we had demonstrated completion of program milestones and reimbursement funds were actually received. The Company received additional other income totaling $4,793 from the USDA Biofuel Program during the third quarter of 2013.

Other income totaled $134,957 during the period January 1, 2014 through September 30, 2014. During the first three quarters of 2014, this amount was attributable to funding received from the USDA Biofuel Program and from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC. Funding from insurance payments totaled $55,896 during the first three quarters of 2014. The balance of the Other Income account, or $79,061, was received from the USDA Biofuel Program.

Other income totaled $99,763 during the period January 1, 2013 through September 30, 2013. The primary reason for the balance was $92,000 in funding received from the North Carolina Land & Lakes Grant. The Company received additional other income totaling $5,283 from the USDA Biofuel Program during the third quarter of 2013. During the period under consideration, the Company also recognized $2,480 in other income related to sales of re-conditioned totes used to transfer biodiesel to customers who did not want to collect biodiesel in tanker trucks.

Liquidity and Capital Resources

Working Capital
	As of September 30, 2014	As of December 31, 2013
Current Assets	$157,169	$2,687,327
Current Liabilities	$549,727	$2,876,820
Working Capital Deficiency	$(392,558)	$(189,493)
Accumulated Deficit	$(5,853,577)	$(5,705,422)

Cash Flows
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash provided by operating activities	$91,137	$343,538
Cash used in investing activities	(114,432)	(144,000)
Cash used in financing activities	(43,469)	(44,339)
Net increase (decrease) in cash	$(66,764)	$155,199

As of September 30, 2014, our current assets totaling $157,169 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $549,727 as of September 30, 2014.  As a result, we had a working capital deficiency of $392,558.

Current assets for the Company totaled $2,687,327 as of December 31, 2013. Current liabilities for the Company totaled $2,876,820 as of December 31, 2013, which resulted in a working capital deficiency of $189,493.

Comparing the working capital deficiency at September 30, 2014 to the deficiency at December 31, 2013, there was an increase of $203,065 as the deficiency increased from $189,493 to $392,558. The biggest contributor to the overall increase was the Company’s reduced production activity. Production activity was hampered due to commissioning of new processing/filtration equipment and laboratory maintenance required at the NABE biodiesel production facility in Lenoir, NC. Also impeding production was a fire event that occurred on August 1, 2014, which destroyed the filter press.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina and through its import activities. Since the December 31, 2013 balance sheet date, total receivables have decreased $2,497,416 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the nine months ended September 30, 2014, the Company generated a gross loss of $188,586 on sales of $254,060 over the same period. For nine months ended September 30, 2013, the Company generated gross income of $185,462 on sales of $1,859,747 over the same period.

As of September 30, 2014, NABE had outstanding balances on bank borrowings of $33,554, which originally totaled $250,000 when the loan was first executed. The loan represents a term loan that resulted from the conversion of a line of credit. An additional balance of $4,760 was outstanding as of September 30, 2014, which represented financing of NABE’s general liability insurance.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of September 30, 2014, the Company has issued 31,254,332 shares of common stock (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By Operating Activities

During the period January 1, 2014 through September 30, 2014, the Company’s cash provided by operating activities totaled $91,137. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of import activities, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $2,497,416 while inventories increased $31,471. Trade payables decreased $2,305,517 for the same period. Depreciation expense was $69,812 for the first nine months of 2014.

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

Cash Used In Investing Activities

During the period January 1, 2014 through September 30, 2014, the Company’s cash used in investing activities totaled $114,432. Of the nine-month total, $40,912 represented billings for biodiesel processing and filtration equipment that was installed at the production facility in Lenoir, North Carolina.  Portions of the newly installed equipment had been captured in Construction in Progress (CIP) at December 31, 2013.  All of the equipment has been transferred out of CIP and into fixed assets.  Additional investing activities included replacement of the filter press that was destroyed in the fire at the plant in Lenoir. The cost for the replacement filter press was $46,450.

During the period January 1, 2013 through September 30, 2013, the Company’s cash used in investing activities totaled $144,000. This amount represented billings for glycerin processing equipment ($82,800) horizontal storage tanks ($6,200), and biodiesel processing equipment upgrades ($55,000).

Cash Used In Financing Activities

During the period January 1, 2014 through September 30, 2014, the Company’s cash used in financing activities totaled $43,469.  This amount represents payments on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2014.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2014.

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

November 14, 2014
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)