Form 10-K
period 2014-12-31
Incoming, Inc.
filed 2015-04-15
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

o           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Incoming, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	000-53616	42-1768468
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

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

Large accelerated filer  o                                                      Accelerated filer  o

Non-accelerated filer  o                                                      Smaller reporting company  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes o No x

As of March 31, 2015 there were 33,754,332 shares of common stock issued and outstanding (31,774,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

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

i

PART I

Item 1. Business

Our Corporate History and Background

We were incorporated in Nevada on December 22, 2006. Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products.  In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC (“Foothills”).

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

The EPA’s regulations implemented the RFS standards by establishing the four categories of renewable fuel, and set separate volume requirements for each new category, including biodiesel. The new standards are known commonly as “RFS2.” We believe the implementation of RFS2 will drive the advancement of the biofuel industry in the years to come. As of July 26, 2010, the EPA has confirmed we are in compliance with the new RFS2 regulations, making us eligible for participation in the RIN market. In January of 2013, we submitted a revised engineering review in compliance with EPA regulations. Reviews must be performed by third parties and their report must be submitted every three years. We anticipate additional revenues from the direct sale of RINs in instances where customers do not want to bear the burden of administering RINs associated with biodiesel.

During the fourth quarter of 2011, the RIN market abruptly halted. In November of 2011, the EPA accused a Maryland man of transacting approximately $9 million in fraudulent RINs through his company, Clean Green Fuels LLC. EPA issued a separate violation notice to a Texas-based company, Absolute Fuel LLC, for transacting approximately $62 million in fraudulent RINs. In addition to the two major violators, EPA issued violation notices to at least two dozen companies that had purchased the fraudulent RINs. In light of the integrity issues that arose as a result of the fraudulent RINs, obligated parties severely restricted purchasing RINs until a program was instituted that would ensure validity of the RINs. The National Biodiesel Board has established a task force for developing a plan to validate RINs and provide assurance that obligated parties can confidently transact in the RIN market without having to be concerned that the EPA will negate any RINs that they had purchased in good faith.  EPA subsequently implemented a Quality Assurance Plan (QAP) to ensure validity and to increase liquidity of RINs. The QAP initiative was rolled out in an interim period (February 12, 2013 through December 31, 2014) that offered two assurance options.  As of January 1, 2015, a single option (“QAP Q”) became effective with its associated verified RINs referred to as Q-RINs.

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

Biodiesel Production

Biodiesel production in the U.S. peaked in 2013 at approximately 1.8 billion gallons and was approximately 1.75 billion gallons in 2014. National Biodiesel Board analysts attribute the decrease in production in 2014, compared to 2013, to “policy uncertainty in Washington that destabilized the industry and caused many biodiesel plants to shut down or reduce production.”

According to the National Biodiesel Board, as of March 2015, there were 127 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains significantly higher than current and projected production levels.

In accordance with the EISA, RFS2 sets an annual requirement for the domestic use of biodiesel.  Though the amount for 2015 has not been finalized, it appears the requirement will remain unchanged from the 1.28 billion gallon requirement for both 2013 and 2014. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

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

The blender credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011.  This meant that our plant in Lenoir, NC operated during fiscal year 2012 without the production tax credit in place. In January of 2013, Congress voted to reinstate the biodiesel tax incentive retroactively to January 1, 2012 and going forward to December 31, 2013. In late December of 2014, Congress retroactively extended the blender tax credit that expired on December 31, 2013. The reinstatement made the credit effective for the period January 1, 2014 through December 31, 2014. There was no indication that the tax credit would be extended on either a retroactive or a going-forward basis beyond December 31, 2014.

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

We sell a portion of our finished product to Echols Oil Company (“Echols”), which is owned by R. Samuel Bell, Jr., our Chairman and CEO. Echols is a petroleum distributor in the Southeast that utilizes biodiesel. Sales to Echols represented approximately 30% of our consolidated revenues for fiscal year 2014.

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property occupies approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expired on May 31, 2012.  The lease automatically renewed for a five year term as neither party opted out or expressed any conditions that were not mutually agreed to by the parties. Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments. Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease. Our property taxes for 2014 (which includes city and county taxes) were $2,729 and have been paid in full. The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

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

As of March 8, 2014, the stock was trading at a market price of $0.14 per share; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.14 was from the last reported sale date of February 20, 2015.

Fiscal Year 2014	High Bid	Low Bid (1)
Fourth Quarter (10-01-2014 to 12-31-2014)	$0.1560	$0.1000
Third Quarter (07-01-2014 to 09-30-2014)	$0.1700	$0.1000
Second Quarter (04-01-2014 to 06-30-2014)	$0.4400	$0.1000
First Quarter (01-01-2014 to 03-31-2014)	$0.1500	$0.1000
Fiscal Year 2013	High Bid	Low Bid (1)
Fourth Quarter (10-01-2013 to 12-31-2013)	$0.0850	$0.0500
Third Quarter (07-01-2013 to 09-30-2013)	$0.0500	$0.0500
Second Quarter (04-01-2013 to 06-30-2013)	$0.0850	$0.0500
First Quarter (01-01-2013 to 03-31-2013)	$0.0850	$0.0300

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At March 14, 2014, we had 98 total shareholders of record of our common stock (98 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During 2014, we also refined and sold crude glycerin, recovered methanol and high acid oil, which are all contained within the byproduct of our biodiesel production.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is then tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. The recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue, about 7% of annual gross revenue.

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

Government incentives . Initiatives and incentives at the federal, state and local government levels benefit our blending and retail customers. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers include registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In December of 2014, Congress retroactively restored the biodiesel tax credit for all of 2014. Although Congress has extended this credit on multiple occasions, it was not extended beyond December 31, 2014 and no assurance can be given that the tax incentive will be reinstated by Congress beyond December 31, 204.

Processing capacity . Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

Market demand. The growth potential of our revenue depends on the market demand for our products. We believe there is growth potential for our sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA requiring a minimal consumption of biodiesel. Thought the usage requirement has not been finalized at this time, it is assumed that mandate for 2015 will not be less than the 1.28 billion gallon biodiesel usage mandate for 2014.

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

Results of Operations

The following is a discussion and analysis of our results of operations for 2014, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue

The Company generated revenues of $339,537 during 2014.  Revenue generated during the period was due to sales of imported biodiesel with RINs, own-produced biodiesel, RINs, glycerin, and materials recovered during glycerin purification processing. During the 2014, our sales on imported biodiesel to third parties totaled $96,443.  Our third party sales of own-produced biodiesel totaled $6,050 while RIN sales totaled $36,537 in 2014. We had biodiesel sales to related parties totaling $98,856 during the year. Sales of high fatty acid oil totaled $76,896 while glycerin sales totaled $24,755 during the period January 1, 2014 through December 31, 2014.

The Company generated revenues of $2,374,997 during 2013.  Revenue was generated during the period through biodiesel sales (own-produced and imported), through RIN sales, and through sales of refined glycerin, recovered methanol, and high acid oil. During 2013, our biodiesel sales to third parties totaled $1,787,303 and our sales to related parties amounted to $258,176. Third party biodiesel sales broke down to $341,593 in import sales and $1,445,710 on biodiesel produced at the NABE facility in Lenoir, NC. Sales of RINs to third parties totaled $158,111 during 2013. Revenue was recognized for materials recovered during glycerin purification. These recovered material sales included high fatty acid oil ($120,207), recovered methanol ($11,871), and refined glycerin ($39,429).

Comparing the activity for 2014 to 2013, there was a decrease in revenue of $2,035,460 from $2,374,997 to $339,537. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current year in light of the issues surrounding commissioning of new processing equipment, calibration issues with on-site biodiesel testing apparatus, and the August 1, 2014 fire incident at the plant in Lenoir, NC. During the prior year, NABE’s EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales totaled $96,443 during 2014 while there were no import sales during the same period in the prior year. Sales of own-produced biodiesel experienced a decrease of approximately 363,314 gallons during the period January 1, 2014 through December 31, 2014 compared to the same period in 2013. The Company had RIN sales of $36,537 during 2014, but transacted $158,111 in RIN sales during 2013. Also impacting comparative revenues were sales of high fatty acid oil, glycerin and recovered methanol. The Company had high fatty acid oil sales of $76,896 during 2014 while sales of high fatty acid oil totaled $120,207 in 2013. The Company had glycerin (methylated and de-methylated) sales of $24,755 during 2014 while glycerin sales were $39,429 in 2013. There were no recovered methanol sales in 2014, but the Company did have recovered methanol sales totaling $11,871 in 2013.

Cost of Revenue
The Company’s cost of revenue was $580,942 during 2014. For the same period, cost of revenue consisted of costs associated with raw materials (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

The Company’s cost of revenue was $1,953,384 during 2013. For the same period, cost of revenue consisted of costs associated with raw materials (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the activity for 2014 to 2013, there was a decrease in cost of revenues of $1,372,442 as the cost of revenues declined from $1,953,384 to $580,942. The year-over-year decrease was due to fewer gallons of biodiesel being produced in the current year in light of the issues surrounding commissioning of new processing equipment, calibration issues with on-site biodiesel testing apparatus, and the August 1, 2014 fire incident at the plant in Lenoir, NC. Approximately 363,314 fewer gallons were sold during 2014 than were sold in 2013. Cost of sales decreased in line with reduced biodiesel sales.  During 2014, the Company recognized an offset to the cost of goods sold totaling $39,211 as a result of filing for the blender tax credit associated with blended gallons. Offsets to the cost of revenue, which resulted from blender tax credit filings, totaled $164,190 during 2013.

Depreciation
Depreciation expense totaled $95,336 during 2014.

Depreciation expense totaled $99,264 during 2013.

Gross Profit (Loss)
The Company had a gross loss totaling $336,741 during 2014.  The primary reasons for the gross loss during the year were the Company’s inability to produce biodiesel while adjustments were being made during commissioning of new processing equipment and calibration issues with lab equipment. Biodiesel production was further impeded at the plant in Lenoir, NC when fire destroyed the filter press, which is a vital part of the overall process. Offsetting the inability to produce biodiesel at the NABE plant in Lenoir was sales of imported biodiesel during the first quarter of 2014.

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

Selling, General and Administrative Expenses (SG&A)
SG&A expenses totaled $125,297 during 2014. During the period under consideration, the Company’s SG&A expenses were primarily consisted of costs associated with payroll, office overhead and professional fees.  SG&A expense for 2014 also included $11,096 in receivables that were written off due to the Company’s assessment that they are uncollectable.

SG&A expenses totaled $71,111 during 2013. During the period under consideration, the Company’s SG&A expenses were primarily consisted of costs associated with professional fees, office overhead and commissions on RIN sales.

Comparing the activity for 2014 to 2013, there was an increase in SG&A expenses of $54,186 as SG&A increased from $71,111 to $125,297. The period-over-period increase was due primarily to legal consultation fees, accounting fees, including tax return preparation charges and professional fees associated with operating a publicly traded company. General overhead remained stable on a year-over-year basis, though the Company did write off $11,096 in receivables during the current year.

Loss on Disposal of Fixed Assets
During 2014, the Company recognized a $4,316 loss on disposal of fixed assets due to fire damage.  The fire event that occurred August 1, 2014 at our biodiesel production facility in Lenoir, North Carolina caused irreparable damage to the filter press. The original cost of the filter press was $18,800. Depreciation expense of $14,484, which had been recognized on the filter press since its placement in service, left a book value of $4,316 at the time of the fire. As a result of the filter press being destroyed, the book value was written off and recognized as a loss.

The Company had no loss on disposal of fixed assets during 2013.

Other Income
Other income totaled $120,111 during 2014. This amount was attributable to funding received from the USDA Biofuel Program, from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC, from NC Department of Revenue refunds, and from asset sales. Insurance coverage provided a net $39,711 for replacement of the filter press and other minor electrical components damaged during the fire incident on August 1. Funds totaling $79,061 were received from the USDA Biofuel Program throughout the year. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. We recognized $871 of Other Income due to a refund issued by the NCDOR which was related to overpayment of income taxes. Asset sales totaling $468 were recognized in 2014 as NABE sold the damaged filter press to a metal salvage company.

Other Income totaled $99,763 during 2013.  The primary sources of Other Income included $92,000 in funding provided by the Carolina Land & Lakes Grant (CLLG), and $5,283 in funding provided by the USDA’s Biofuel Program. CLLG awarded funding to NABE on a reimbursement basis.  The Company recognized Other Income from NCLLG only after we had demonstrated completion of program milestones and reimbursement funds were actually received. During the period under consideration, the Company also recognized $2,480 in other income related to sales of re-conditioned totes used to transfer biodiesel to customers who did not want to collect biodiesel in tanker trucks.

Interest Expense
Interest expense was $2,795 during 2014.

Interest expense was $5,849 during 2013.

Net Income (Loss)
The Company had a net loss of ($349,038) during 2014.

The Company had a net income of $345,152 during 2013.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 2 Years	2 - 5 Years	More than 5 Years
Term loan (1)	$19,561	19,561	-	-	-
Term loan (2)	1,904	1,904	-	-	-

Total	$21,465	21,465	-	-	-
_______________________
 (1) Variable rate term loan dated November 7, 2006 in the original principal amount of $250,000 payable to BB&T Bank by NABE in monthly principal and interest installments of $4,805. Interest is calculated at a variable rate equal to prime plus one percent, with an interest rate floor of 5.25%. For purposes of calculating total obligations due under this term loan, the interest rate, as of December 31, 2014, the date of calculation, was five and a quarter percent (5.25%). This note matures on April 25, 2015, is secured, and contains a cross default provision that will result in the imposition of a default interest rate equal to the lender’s prime rate plus 5% in the event of default of any loan agreement. This note was amended on April 27, 2010 to convert it from a line-of-credit loan to a term loan. The proceeds from this note were used to purchase additional processing equipment. The information presented regarding this term loan is as of December 31, 2014. The foregoing description constitutes all of the material terms of this loan and is qualified in its entirety by reference to Exhibit 4.3, which is incorporated herein by reference.

(2) NABE entered into a term note in April 2014 that matured in February 2015.  The note was payable in monthly principal and interest installments of $986.  Interest is payable monthly at a rate of 7.73%.  The balance outstanding at December 31, 2013 was $1,904.

Liquidity and Capital Resources

Working Capital
	As of December 31, 2014	As of December 31, 2013
Current Assets	$20,528	$2,687,327
Current Liabilities	604,661	2,876,820

Working Capital Deficiency	(584,133)	(189,493)

Accumulated Deficit	(6,054,461)	(5,705,422)

Cash Flows
	Year ended December 31, 2014	Year ended December 31, 2013
Cash provided by operating activities	$89,512	$337,847
Cash used in investing activities	(130,647)	(183,083)
Cash used in financing activities	(50,441)	(65,192)
Net increase (decrease) in cash	(91,576)	89,572

As of December 31, 2014, our current assets totaling $20,528 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $604,661 as of December 31, 2014. As a result we had a working capital deficiency of $584,133 at December 31, 2014.

Current assets for the Company totaled $2,687,327 as of December 31, 2013. Current liabilities for the Company totaled $2,876,820 as of December 31, 2013. As a result the Company had a working capital deficiency of $189,493 at December 31, 2013.

To December 31, 2014, the Company has funded its initial operations through the issuance of 31,254,332 shares (29,274,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

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

Cash Provided By (Used In) Operating Activities

During 2014, the Company’s cash provided by operating activities totaled $89,512. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of import activities, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $2,560,713 and inventories decreased $2,731 in the year ended December 31, 2014. Trade payables decreased $2,308,565 for the same period. Depreciation expense was $95,336 in 2014. The Company wrote off receivables totaling $11,096 during 2014.

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

Cash Used In Investing Activities

During 2014, the Company’s cash used in investing activities totaled $130,647. Of the total, $40,912 represented billings for biodiesel processing and filtration equipment that was installed at the production facility in Lenoir, North Carolina.  Portions of the newly installed equipment had been captured in Construction in Progress (CIP) at December 31, 2013.  All of the equipment has been transferred out of CIP and into fixed assets.  Additional investing activities included replacement of the filter press that was destroyed in the fire at the plant in Lenoir. The cost for the replacement filter press was $46,450. Painting and flooring repairs associated with the fire at the plant in Lenoir contributed another $16,215 to the amount of cash used in investing activities for 2014.

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

Cash Used In Financing Activities

During 2014, the Company’s cash used in financing activities totaled $50,441 for payments on debts to third-party creditors.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Incoming, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incoming, Inc. and its subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 15, 2015

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$344	$91,920
Accounts receivable, trade, net	5,728	2,304,054
Accounts receivable, related party	-	273,482
Inventory	10,352	13,083
Prepaid expenses	3,704	4,088
Other current assets	400	700
Total current assets	20,528	2,687,327

Property and equipment, net	695,496	571,620
Construction in progress	-	92,881
Total assets	$716,024	$3,351,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$268,423	$2,519,127
Current maturities of long term debt	21,465	57,657
Accrued liabilities	39,856	25,120
Accounts payable – related party	274,916	274,916
Total current liabilities	604,660	2,876,820

Long-term debt	-	14,606
Total Liabilities	604,660	2,891,426

Capital stock $.001 par value; 200,000,000 shares authorized;
Class A - 29,274,332 shares issued and outstanding	29,274	29,274
Convertible Class B - 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,134,570	6,134,570
Accumulated deficit	(6,054,460)	(5,705,422)
Total stockholders’ equity
	111,364	460,402
Total liabilities and stockholders' equity	$716,024	$3,351,828

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013
Revenue	$240,681	$2,116,821
Revenues from related parties	98,856	258,176
Total revenue	339,537	2,374,997

Cost of revenue	580,942	1,953,384
Depreciation	95,336	99,264
Gross profit (loss)	(336,741)	322,349

Selling, general, and administrative expenses	125,297	71,111
Loss on disposal of fixed assets	4,316	-

Income (loss) from operations	(466,354)	251,238

Other income (expense)
Grant and other income	120,111	99,763
Interest expense	(2,795)	(5,849)
Total other income	117,316	93,914
Net Income (Loss)	$(349,038)	$345,152

Net Profit (Loss) per Class A Common Share (Basic and Diluted)	(0.01)	0.01
Net Profit (Loss) per Class B Common Share (Basic and Diluted)	(0.18)	0.17

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	29,274,332	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities
Net income (loss)	$(349,038)	$345,152
Adjustments to reconcile net income (loss) to net cash provided by operations
Loss on disposal of fixed assets	4,316	-
Bad debts written off	11,096	-
Depreciation	95,336	99,264
Changes in operating assets and liabilities
Accounts receivable	2,287,230	(2,289,547)
Accounts receivable – related party	273,482	(63,930)
Prepaid expenses	9,904	16,058
Inventory	2,731	47,623
Other assets	300	(300)
Accounts payable	(2,250,704)	2,190,787
Accounts payable – related party	-	(7,650)
Accrued expenses	14,736	390
Net cash provided by operating activities	99,389	337,847
Cash flows from investing activities
Purchase of fixed assets	(130,647)	(183,083)
Net cash used in investing activities	(130,647)	(183,083)
Cash flows from financing activities
Principal payments on debt	(60,318)	(65,192)
Net cash used in financing activities	(60,318)	(65,192)

Net change in cash for period	(91,576)	89,572
Cash at beginning of period	91,920	2,348
Cash at end of period	$344	91,920

Supplemental disclosure of cash flow information
Cash paid for interest	$2,795	4,210
Cash paid for income taxes	4,952	-

Non-cash investing and financing activities
Construction in progress transferred to property and equipment	92,881	89,000
Additions to prepaid expenses	9,520	14,286
Write-off of fully depreciated assets	39,023	48,043

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2014 and 2013

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2012	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(6,050,574)	$115,250

Net income	-	-	-	-	-	345,152	345,152
Balances, December 31, 2013	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(5,705,422)	$460,402

Net loss	-	-	-	-	-	(349,038)	(349,038)
Balances, December 31, 2014	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(6,054,460)	$111,364

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Nature and Continuance of Operations

Organization

On December 22, 2006, Incoming, Inc. (“We” or the “Company”) was incorporated in Nevada. Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC (“Foothills”).

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of December 31, 2014, the Company has a working capital deficiency of $584,132 and has an accumulated deficit of $6,054,460. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2014 and 2013, the Company had cash of $344 and $91,920, respectively, held in FDIC insured accounts.

Revenue Recognition

Incoming derives all of its revenue from operations of the NABE biodiesel plant in Lenoir, North Carolina, which was acquired in August of 2010.  Through NABE, the Company’s operations are focused primarily on biodiesel production and sales. Currently, we derive the majority of our revenue from the sale of biodiesel and the sale of glycerin, a by-product from bio-diesel production.  We generate net revenue from imported biodiesel sales between the buyer and the seller.  Gross revenues are generated from the sale of own-produced biodiesel, glycerin and RIN’s.  Revenues from biodiesel and glycerin sales are recognized when the product has been delivered and collectability is reasonably assured.

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

For biodiesel that NABE produces, it generates RINs at the point that biodiesel passes through the facility’s meter in a sales event. RINs are not generated for any biodiesel held in inventory. RIN generation events occur regardless of the RINs transferring with the fuel or remaining with NABE.  Transferring RINs takes place through the EPA Moderated Transaction System (“EMTS”).  It is through the EMTS that the EPA is ultimately capable of tracking the RIN transfer activity.  As RINs are separated from their respective gallons, they may be re-sold multiple times before finally arriving in the possession of an obligated party.  For those customers who do not wish to participate in the EPA's renewable fuel program, NABE offers the option for separating the RINs and handling all of the required EMTS administration.

Once RINs have been separated from biodiesel, NABE has the option of either selling the commodities directly to obligated parties or selling them to brokers.  At times, NABE sells RINs to brokers due to having smaller quantities available.  Brokers often aggregate RINs from multiple parties and then sell them to obligated parties.  RIN market values fluctuate daily and are readily determinable from online sources.

All RIN revenue recognized during 2014 was from customers who did not wish to participate in the EPA’s renewable fuel program. The associated RINs were separated by NABE at the time of each biodiesel sales transaction and were not transferred with the fuel. Customers requesting biodiesel without RINs attached are typically offered pricing that is benchmarked against industry standards such as terminal rack pricing for ultra low sulfur diesel, NYMEX heating oil, or some other mutually agreeable pricing structure. In these instances, NABE creates one invoice when the fuel is sold, then creates a separate invoice at the time the separated RINs are sold.

Customers requesting biodiesel without RINs are not offered a price discount as a result of declining to accept the RINs with the fuel. There are no agreements with any party in which NABE is obligated to share any compensation for the eventual sale of the RINs.

Revenue from the sale of RINs is deemed realizable the time that NABE has affected the transfer of RINs within EPA’s EMTS. Prior to transferring the RINs, NABE and the counterparty agree on the number of RINs, on the type of RIN (D-Code), and on the price per RIN. All of these elements, including the unit price of the RINs, have to be entered into EMTS by NABE as the transferor. The transferee is also required to enter the unit price into EMTS for the RINs when they are accepted.  Immediately after the RINs have been nominated within the EMTS for the trading party, an invoice is generated and sent. Trading parties are typically extended terms of net 3 days on RIN sales. NABE offers buyers a 10-day return policy.

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

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (which range from 5 to 20 years) using the straight-line method. Repair and maintenance expenditures, which do not result in improvements, are charged to expense as incurred.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and December 31, 2013.

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

Note 3   Inventory

Inventories consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Raw materials	$10,352	$13,083
Work in process	-	-
Finished goods	-	-
By-products	-	-
Total	$10,352	$13,083

Note 4   Tax Credit Receivable

The Company is considered a small agri-biodiesel producer and therefore is eligible for biodiesel and renewable diesel fuels tax credits, when avaiable.  On sales of blended biodiesel, the Company is eligible for a $1 per gallon blender’s credit, which is a refundable credit based on the Company’s production and sale of qualified agri-biodiesel in a given tax year, and a $0.10 per gallon producer’s credit, which is applicable against earnings when determining income tax liabilities. The estimated total tax credit receivable as of December 31, 2014 and 2013 was $0 and $0, respectively.  Tax credit income for 2014 and 2013 was $39,211 and $164,190, respectively, and, as applicable, were recorded as a reduction to the Company’s production costs. In late December of 2014, the US Congress reinstated the credit retroactively for all of 2014 but did not issue guidance for filing for the credit prior to December 31, 2014.  Through March 15, 2015, the credit has not been extended to include 2015 or any period thereafter.

Note 5   Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Plant and equipment (1-20 years)	$915,157	$782,873
Leasehold improvements (2-5 years)	81,245	28,640
Vehicle (5 years)	9,800	9,800
Office equipment & software (2-5 years)	2,000	6,700
	1,008,202	828,013
Less: accumulated depreciation	(312,706)	(256,393)
Total	$695,496	$571,620

Note 6   Damages and Loss on Disposal of Fixed Assets

On the evening of August 1, 2014, filtration equipment was damaged in a fire at our biodiesel production facility in Lenoir, NC. The on-site fire suppression system and emergency responders contained the fire to the filtration equipment. No individuals were harmed. Investigators determined that the fire started due to spontaneous combustion of filter cake within the filtration media. The plant was idled while replacement equipment was sourced. The original cost of the filter press was $18,800. Depreciation expense of $14,484, which had been recognized on the filter press since its placement in service, left a book value of $4,316 at the time of the fire. As a result of the filter press being destroyed, the book value was written off and recognized as a loss. A reconditioned filter press, with approximately twice the throughput capacity while fitting within the same footprint, was purchased on August 28, 2014 for $46,450.

During 2013, NABE did not recognize any loss for disposal of fixed assets.

Note 7   Bank Line of Credit and Notes Payable

At December 31, 2009, NABE had available a $250,000 revolving credit agreement with a bank. Interest was paid monthly at a variable rate of prime plus one percent, with an interest rate floor of 5.25%. On April 27, 2010, this line was modified into a five-year term loan with 59 monthly principal and interest installments of $4,805 with one final payment on April 25, 2015.  At the time the term loan was established in 2010, the Company pledged accounts receivable, inventory and equipment as collateral. The balances outstanding at December 31, 2014 and 2013 were $19,561 and $70,002, respectively.

NABE also entered into a term note in April 2014 that matured in February 2015.  The note is payable in monthly principal and interest installments of $986.  Interest is payable monthly at a rate of 7.73%.  The balance outstanding at December 31, 2014 was $1,904.

Note 8   Related Party Transactions

 NABE sells a portion of its finished goods to Echols Oil Company, a company owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr.  During 2014 and 2013, sales to the related companies were $98,856 and $258,176, respectively.  As of December 31, 2014, the Company had no outstanding related party receivables and outstanding payables of $274,916.  The amount of related party payables at December 31, 2014 represents payables to Green Valley Bio-Fuels. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

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

During 2014 and 2013, Incoming, Inc. consummated the following equity transactions:

1.
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

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,314,000 and $965,000 at December 31, 2014 and 2013 and will expire beginning in 2028.

At December 31, 2014 and 2013, deferred tax assets consisted of the following:

	2014	2013
Deferred tax assets
Net operating losses	$460,000	$338,000
Less: valuation allowance	(460,000)	(338,000)

Net deferred tax asset	$-	$-

Note 11   Major Customers and Vendors

During 2014, one related party customer accounted for 29% of total revenue while five third-party customers accounted for 60% of total revenue. The customers to whom the third-party sales were made included Customer A (22% of total), Customer B (16%), Customer C (10%), Customer D (6%), and Customer E (6%). During 2014, there were no related party vendors while two third party vendors accounted for 64% of direct material costs.

During 2013, one related party customer accounted for 3% of total revenue while three third-party customers accounted for 78% of total revenue. The customers to whom the third-party sales were made included Customer A (37% of total), Customer B (24%), and Customer C (17%). During 2013, there were no related party vendors while two third party vendors accounted for 79% of direct material costs.

Note 12   Other Income

During 2014, NABE recognized Other Income from the USDA Biofuel Program, from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC, from NC Department of Revenue refunds, and from asset sales.  Insurance coverage provided a net $39,711 for replacement of the filter press and other minor electrical components damaged during the fire incident on August 1. Funds totaling $79,061 were received from the USDA Biofuel Program throughout the year. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. We recognized $871 of Other Income due to a refund issued by the NCDOR which was related to overpayment of income taxes. Asset sales totaling $468 were recognized in 2014 as NABE sold the damaged filter press to a metal salvage company.

During 2013, NABE received grants from various funding organization.  The Carolina Land & Lakes Grant (CLLG) provided $92,000 in funding associated with installation of a glycerin purification system. Funding was released to the Company on a reimbursement basis. Once we had demonstrated satisfactory completion of program milestones, CLLG released funds up to the $92,000 limit. The glycerin purification system allows the NABE plant in Lenoir, NC to remove excess methanol and strip high acid oil from glycerin. The USDA Biofuel Program provided $5,283 in grant funding based on production at the plant utilizing agri-based feedstock materials. An additional $2,480 was recognized for sales for spare totes used to sell refined products to chemical companies.

Note 13   Subsequent Events

Effective February 10, 2015, the Board of Directors of the Company approved the Incoming, Inc. 2014 Stock Incentive Plan (the “Plan”). The Plan, under which awards can be granted until February 10, 2025 or the Plan’s earlier termination, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted awards in the form of restricted stock awards and restricted stock units, performance awards in the form of performance shares and performance units, phantom stock awards and other stock-based awards to selected employees, directors and independent contractors of the Company and its affiliates.

On February 18, 2015, the Compensation Committee of the Board of Directors of the Company approved grants of shares to each of Samuel Bell, the Company’s Chief Executive Officer and Felix Leslie, the Company’s Vice President of Corporate Development.  Mr. Bell was awarded two million (2,000,000) shares.  Mr. Leslie was awarded Five Hundred Thousand (500,000) shares.  Mr. Bell’s award was in consideration of foregone cash compensation over the prior three years.  Mr. Leslie’s award was in consideration of service to the Company and foregone cash compensation therefore over the prior year and a half. Each grant was pursuant to the newly adopted Plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014. The Company has taken the steps described below to remediate such material weaknesses.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 20143, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2014.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell, Jr.	59	CEO, Chairman
William D. Curtis	58	Director
Frank A. Gay	53	Director
James Gay	54	Director
David Mixson	54	Director
Eric S. Norris	46	Treasurer, Director

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Eric S. Norris, Treasurer and Director	2013	60,500	-0-	-0-	-0-	-0-	-0-	-0-	60,500
	2014	4,500	-0-	-0-	-0-	-0-	-0-	-0-	4,500
Frank Aaron Gay, Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2014 and currently no compensation arrangements are in place for the compensation of directors.

Compensation Committee

In August of 2014, the Board of Directors formed a Compensation Committee. The committee’s purpose is to determine appropriate pay programs that serve the Company’s best interests and are aligned with our business strategy. Eric S Norris and W. Dennis Curtis, Jr. were appointed to serve on the committee having been determined to meet the necessary requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 10, 2015 based upon: (i) 31,774,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock

		Officers & directors
R. Samuel Bell, Jr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	CEO, Chairman of the Board	Class A Common Stock/ Class B Common Stock(1)	7,700,000/ 1,980,000	24.2%	100%
W. Dennis Curtis, Sr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	125,000	0.4%	--
Frank Aaron Gay c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	2,000,000	6.3%	--
David Mixson c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	250,000	0.8%	--
Eric S. Norris c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Treasurer, Director	Class A Common Stock	1,500,000	4.7%	--
All officers and directors as a group (5 total)		Class A Common Stock/ Class B Common Stock(1)	11,575,000/ 1,980,000	36.4%	100%

5% Beneficial Owners
Aaron West 1635 N Cahuenga Blvd. Los Angeles, CA 90028		Class A Common Stock	3,000,000	9.4%	--
Steve Gilcrease 3103 Pluto Street Dallas, TX 75212		Class A Common Stock	2,750,000	8.7%	--
_________________________

(1) In accordance with the terms of the Exchange Transaction, the holder of Class B Common Stock is entitled to two votes per share on all matters and votes with holders of Class A Common Stock together on all matters as one class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2014 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

In 2014 the Company’s subsidiary, NABE, sold $98,856 of product to Echols Oil Company. The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit and tax fees that were billed or are expected to be billed for fiscal years 2014 and 2013:
	2014	2013
Audit Fees	34,100	34,100

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$34,100	$34,100

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

INCOMING, INC.

By: /s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr.
Chairman and CEO

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell, Jr. R. Samuel Bell, Jr.	CEO and Chairman, Board of Directors (Principal Executive Officer)	April 15, 2015

/s/ Eric Norris Eric Norris	Vice President of Finance, Director (Principal Financial Officer)	April 15, 2015