Form 10-Q
period 2015-03-31
Incoming, Inc.
filed 2015-05-15
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

As of May 15, 2015, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

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

INDEX

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$20,929	$344
Accounts receivable, trade, net	4,776	5,728
Inventory	12,092	10,352
Prepaid expenses	467	3,704
Other current assets	400	400
Total current assets	38,664	20,528

Property and equipment, net	672,596	695,496
Total Assets	$711,260	$716,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	202,983	268,423
Current maturities of long term debt	5,377	21,465
Accrued liabilities	39,922	39,856
Accounts payable – related parties	274,916	274,916
Related party debt – short-term	105,929	-
Total current liabilities	629,127	604,660

Total Liabilities	629,127	604,660

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 and 29,274,332 shares issued and outstanding, respectively	31,774	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,134,570
Accumulated deficit	(6,433,691)	(6,054,460)
Total Stockholders’ Equity	82,133	111,364
Total Liabilities and Stockholders' Equity	$711,260	$716,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Revenue	$18,086	$110,038

Cost of revenue	43,949	76,591
Depreciation	25,543	23,166
Gross profit (loss)	(51,406)	10,281

Selling, General, and Administrative Expenses	371,204	31,992

Income (loss) from operations	(422,610)	(21,711)

Other income (expense)
Grant and other income	43,678	78,991
Interest expense	(299)	(737)
Total other income	43,379	78,254

Net Income (Loss)	$(379,231)	$56,543

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$(0.01)	$0.00
Net Income (Loss) per Class B Common Share (Basic and Diluted)	$(0.19)	$0.03
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	30,413,221	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash Flows from operating Activities
Net income/(loss)	$(379,231)	$56,543
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Depreciation	25,543	23,166
Stock-based compensation	350,000	-
Changes in operating assets and liabilities
Accounts receivable	952	1,229,852
Accounts receivable – related party	-	41,300
Prepaid expenses	3,237	3,572
Inventory	(1,740)	600
Accounts payable	(65,440)	(1,298,955)
Accrued expenses	66	(2,341)
Net cash provided by (used in) operating activities	(66,613)	53,737
Cash flows from investing activities
Purchase of fixed assets	(2,643)	(40,912)
Net cash used in investing activities	(2,643)	(40,912)
Cash flows from financing activities
Proceeds from related party debt	105,929	-
Principal payments on debt	(16,088)	(11,054)
Net cash provided by (used in) financing activities	89,841	(11,054)
Net cash increase (decrease) for period	20,585	1,771
Cash at beginning of period	344	91,920
Cash at end of period	$20,929	$93,691

Supplemental disclosure of cash flow information
Cash paid for interest	$299	737
Cash paid for income taxes	493	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	-	131,081
Write-off of fully depreciated assets	-	5,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                 Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

Organization

Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC (“Foothills”).

Note 2                 Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2014, the Company had a working capital deficiency of $584,132, and had accumulated a deficit of $6,054,460.  As of March 31, 2015, the Company had a working capital deficiency of $590,463, and had an accumulated deficit of $6,433,691.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3                 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the three months ended March 31, 2015, there were no sales to the related company. As of March 31, 2015, the Company had no outstanding receivables from the related party company. As of March 31, 2015, the Company had outstanding debt payables to Echols totaling $105,929, and had $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

INDEX

Note 4                 Equity Transactions

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

On February 18, 2015, the Compensation Committee of the Board of Directors of the Company approved grants of shares to each of Samuel Bell, the Company’s Chief Executive Officer and Felix Leslie, the Company’s Vice President of Corporate Development.  Mr. Bell was awarded two million (2,000,000) shares.  Mr. Leslie was awarded Five Hundred Thousand (500,000) shares.  Mr. Bell’s award was in consideration of foregone cash compensation over the prior three years.  Mr. Leslie’s award was in consideration of service to the Company and foregone cash compensation therefore over the prior year and a half. Each grant was pursuant to the newly adopted Plan. As a result of granting the combined 2.5 million shares of stock, the Company recognized $350,000 in stock-based compensation expense based on our stock’s closing price of $0.14 per share on February 18, 2015.

Note 5                 Subsequent Event

December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to one customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credits during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE has subsequently recognized Other Income and has been paid $510,030 for its half of the blender tax credit dollars.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

INDEX

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014.

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

INDEX

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2015, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $18,086 during the period January 1, 2015 through March 31, 2015.
Revenue generated during the period was due to sales of materials recovered during glycerin purification processing. During the glycerin purification process, acid is added to crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields another commodity, high fatty acid oil.  Sales of the high fatty acid oil totaled $16,057 for the period under consideration. De-methylated glycerin sales totaled $1,613 while recovered methanol sales of $416 during the first quarter of 2015.

The Company generated revenues of $110,038 during the period January 1, 2014 through March 31, 2014. Revenue generated during the period was due to sales of imported biodiesel with RINs, glycerin, and materials recovered during glycerin purification processing. During the first quarter, our sales on imported biodiesel to third parties totaled $96,443.  We had no sales to related parties during the first quarter. Sales of high fatty acid oil totaled $10,660 for the period under consideration. De-methylated glycerin sales totaled $2,935 during the first quarter of 2014.

Comparing the Company’s activity for the period January 1, 2015 through March 31, 2015 to the activity for the period January 1, 2014 through March 31, 2014, there was a decrease in revenue of $91,952 from $110,038 to $18,086. The period-over-period decrease was primarily due to unfavorable biodiesel market forces. Revenue in the first quarter of the current year was derived solely from sales of by-products. Since NABE typically sells biodiesel against diesel rack prices, the decline in petroleum market prices has adversely affected the Company’s ability to sell biodiesel at a profit. In addition, feedstock costs have not dropped in line with decreased petroleum market prices and the blender tax credit remains expired. During the prior year, NABE’s EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales was specifically recognized on a net basis, the result of which resulted in NABE earning $0.05 per gallon of biodiesel imported. RINs transferred during the quarter were included with the material sold under the importing category. As a result, there were no direct RIN sales during the first quarter of 2014. The Company had no RIN sales during the same period in 2015.

Cost of Revenue
Cost of revenue totaled $43,949 during the period January 1, 2015 through March 31, 2015. For the same period, cost of revenue consisted of costs associated with raw material (glycerin processing) purchases, labor, overhead, and utilities.

INDEX

Cost of revenue totaled $76,591 during the period January 1, 2014 through March 31, 2014. For the same period, cost of revenue consisted of costs associated with labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2015 through March 31, 2015 to the activity for the period January 1, 2014 through March 31, 2014, there was a decrease in cost of revenues of $32,642 as the cost of revenues dropped from $76,591 to $43,949. The period-over-period decrease was in line with reduced biodiesel sales.  During the current quarter, the Company recognized an offset to the cost of goods sold totaling $39,312 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,211 resulting from blender tax credit activity.

Gross Profit (Loss)
The Company had a gross loss of $51,406 for the period January 1, 2015 through March 31, 2015.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including the expired biodiesel blender tax credit.

Gross profit for the Company was $10,281 for the period January 1, 2014 through March 31, 2014.  The primary reason for the gross profit during the period was the sale of imported biodiesel and the associated RINs.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $371,204 for the period January 1, 2015 through March 31, 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprise of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $31,992 for the period January 1, 2014 through March 31, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2015 through March 31, 2015 to the activity for the period January 1, 2014 through March 31, 2014, there was an increase in SG&A expenses of $339,212 as SG&A rose from $31,992 to $371,204. The period-over-period increase was due primarily to the consulting expenses recognized in the current quarter that did not occur during the same period in the prior year. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

Other Income (Expense)
Other income totaled $43,678 during the period January 1, 2015 through March 31, 2015. During the first quarter of 2015, this amount was attributable to funding received from the USDA Biofuel Program and from continued insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC. Insurance coverage provided $43,577 for cleaning expenses and for replacing items damaged during the fire incident on August 1, 2014. An additional $101 was received in USDA Biofuel Program funding during the quarter. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

INDEX

Other Income totaled $78,991 during the period January 1, 2014 through March 31, 2014. This amount was solely attributable to funding received from the USDA Biofuel Program during the first quarter of 2014.

Liquidity and Capital Resources

Working Capital
	As of March 31, 2015	As of December 31, 2014
Current Assets	$38,664	$20,528
Current Liabilities	$629,127	$604,660
Working Capital Deficiency	$(590,463)	$(584,132)
Accumulated Deficit	$(6,433,691)	$(6,054,461)

Cash Flows
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash provided by operating activities	$(66,613)	$53,737
Cash used in investing activities	(2,643)	(40,912)
Cash used in financing activities	89,841	(11,054)
Net increase (decrease) in cash	$20,585	$1,771

As of March 31, 2015, our current assets totaling $38,664 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $629,127 as of March 31, 2015.  As a result, we had a working capital deficiency of $590,463.

Current assets for the Company totaled $20,528 as of December 31, 2014. Current liabilities for the Company totaled $604,660 as of December 31, 2014, which resulted in a working capital deficiency of $584,132.

Comparing the working capital deficiency at March 31, 2015 to the deficiency at December 31, 2014, there was an increase of $6,331 as the deficiency increased from $584,132 to $590,463. The biggest contributor to the overall increase was the Company’s reduced production activity. Production activity was hampered due to lower biodiesel market prices, due to expiration of the blender tax credit, and due to relatively higher feedstock prices.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2014 balance sheet date, total receivables have decreased $952 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2015, the Company generated a gross loss of $51,406 on sales of $18,086 over the same period. For three months ended March 31, 2014, the Company generated gross income of $10,281 on sales of $110,038 over the same period.

INDEX

As of March 31, 2015, NABE had outstanding balances on bank borrowings of $5,377, which originally totaled $250,000 when the loan was first executed. The loan represents a term loan that resulted from the conversion of a line of credit.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of March 31, 2015, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By(Used In) Operating Activities

During the period January 1, 2015 through March 31, 2015, the Company’s cash used in operating activities totaled $66,613. For the same period, the Company’s cash used in operating activities was primarily attributable to the net effect of by-product sales, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $952 while inventories increased $1,740. Trade payables decreased $65,440 for the same period. Depreciation expense was $25,543 for the first three months of 2015.

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

Cash Used In Investing Activities

During the period January 1, 2015 through March 31, 2015, the Company’s cash used in investing activities totaled $2,643. The total amount represents funds paid for repair and replacement of the boiler fan at NABE facility in Lenoir, NC.

During the period January 1, 2014 through March 31, 2014, the Company’s cash used in investing activities totaled $40,912. This amount represents billings for biodiesel processing and filtration equipment that was installed at the production facility in Lenoir, North Carolina.  For the period under consideration, a portion of the newly installed equipment had previously been reflected in Construction in Progress (CIP) and was transferred into fixed assets.

Cash Provided By (Used In) Financing Activities

During the period January 1, 2015 through March 31, 2015, the Company’s cash provided by financing activities totaled $89,841.  Of the total amount, $105,929 represented proceeds received from related party debt. An offsetting amount totaling $19,088 was used for payment on long-term debt to third-party creditors.

INDEX

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2015.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 15, 2015.

INDEX

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

INDEX

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2015
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)