Form 10-Q
period 2015-06-30
Incoming, Inc.
filed 2015-08-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

As of August 14, 2015, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

Index to the Unaudited Financial Statements	3

CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	7

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$372,233	$344
Accounts receivable, trade, net	3,282	5,728
Accounts receivable, related party	23,187	-
Inventory	36,516	10,352
Prepaid expenses	13,492	3,704
Other current assets	400	400
Total current assets	449,110	20,528

Property and equipment, net	648,342	695,496
Total Assets	$1,097,452	$716,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	269,318	268,423
Current maturities of debt	9,823	21,465
Accrued liabilities	39,998	39,856
Accounts payable – related parties	274,916	274,916
Total current liabilities	594,055	604,660

Total Liabilities	594,055	604,660

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 and 29,274,332 shares issued and outstanding, respectively	31,774	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,134,570
Accumulated deficit	(6,012,427)	(6,054,460)
Total Stockholders’ Equity	503,397	111,364
Total Liabilities and Stockholders' Equity	$1,097,452	$716,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Revenue	$7,338	$49,148	$25,424	$159,186
Revenue from related parties	23,800	9,768	23,800	9,768
Total revenue	31,138	58,916	49,224	168,954

Cost of revenue	141,793	128,821	185,742	205,412
Depreciation	25,827	23,380	51,370	46,546
Gross profit (loss)	(136,482)	(93,285)	(187,888)	(83,004)

Selling, General, and Administrative Expenses	27,813	22,850	399,017	54,842

Other income (expense)
Grant and other income	586,200	-	629,878	78,991
Interest expense	(641)	(827)	(940)	(1,564)
Total other income (expense)	585,559	(827)	628,938	77,427

Net Income (Loss)	$421,264	$(116,962)	$42,033	$(60,419)

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$0.01	$(0.00)	$0.00	$(0.00)
Net Income (Loss) per Class B Common Share (Basic and Diluted)	$0.21	$(0.06)	$0.02	$(0.03)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	29,274,332	31,097,536	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows from operating Activities
Net income (loss)	$42,033	$(60,419)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Depreciation	51,370	46,546
Stock-based compensation	350,000	-
Changes in operating assets and liabilities
Accounts receivable	2,446	2,287,361
Accounts receivable – related party	(23,187)	127,238
Prepaid expenses	(9,788)	3,433
Inventory	(26,164)	(28,699)
Other current assets	-	300
Accounts payable	895	(2,347,901)
Accounts payable – related party	-	-
Accrued expenses	8,061	(3,282)
Net cash provided by operating activities	395,666	24,577
Cash flows from investing activities
Purchase of fixed assets	(4,216)	(55,796)
Net cash used in investing activities	(4,216)	(55,796)
Cash flows from financing activities
Proceeds from related party debt	105,929	-
Payments on related party debt	(105,929)	-
Principal payments on debt	(19,561)	(26,803)
Net cash used in financing activities	(19,561)	(26,803)
Net cash increase for period	371,889	(58,022)
Cash at beginning of period	344	91,920
Cash at end of period	$372,233	$33,898

Supplemental disclosure of cash flow information
Cash paid for interest	$940	1,564
Cash paid for income taxes	493	-
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	-	131,081
Write-off of fully depreciated assets	-	5,339
Unpaid additions to prepaid expenses with debt	-	9,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                 Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

Organization

Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC (“Foothills”).

Note 2                 Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2014, the Company had a working capital deficiency of $584,132, and had accumulated a deficit of $6,054,460.  As of June 30, 2015, the Company had a working capital deficiency of $144,945, and had an accumulated deficit of $6,012,427.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3                 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the six months ended June 30, 2015, sales to the related company totaled $23,800. As of June 30, 2015, the Company had outstanding receivables from the related party company of $23,187. During the first quarter of 2015, the Company accumulated outstanding debt payables to Echols totaling $105,929. As of June 30, 2015, the Company had repaid its debt to Echols and had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2015, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $31,138 during the period April 1, 2015 through June 30, 2015.
Revenue generated during the period was due to sales of biodiesel and materials recovered during glycerin purification processing. During the period April 1, 2015 through June 30, 2015, our biodiesel sales to third parties totaled approximately $3,292 and our sales to related parties amounted to $23,800. There were no RIN sales transacted during the second quarter of 2015. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields another commodity, high fatty acid oil.  Sales of the high fatty acid oil totaled $3,874 while recovered methanol sales were $172 for the period under consideration.

The Company generated revenues of $58,916 during the period April 1, 2014 through June 30, 2014.
Revenue generated during the period was due to sales of biodiesel, glycerin, and materials recovered during glycerin purification processing. During the period April 1, 2014 through June 30, 2014, our biodiesel sales to third parties totaled approximately $3,240 and our sales to related parties amounted to $9,768. There were no RIN sales transacted during the second quarter of 2014. For the period under consideration, de-methylated glycerin sales amounted to $9,299. Sales of high fatty acid oil totaled $36,609 for the period under consideration.

Comparing the Company’s activity for the period April 1, 2015 through June 30, 2015 to the activity for the period April 1, 2014 through June 30, 2014, there was a decrease in revenue of $27,778 from $58,916 to $31,138. The period-over-period decrease was primarily due to unfavorable biodiesel market forces. Since NABE typically sells biodiesel against diesel rack prices, the decline in petroleum market prices has adversely affected the Company’s ability to sell biodiesel at a profit. In addition, feedstock costs have not dropped in linear proportion with decreased petroleum market prices and the blender tax credit remains expired. The Company had no RIN sales during either the second quarter of 2015 or the same period in 2014. Also impacting comparative revenues were sales of high fatty acid oil, de-methylated glycerin and recovered methanol. The Company had high fatty acid oil sales of $3,874 during the second quarter of 2015, while sales of high fatty acid oil totaled $36,159 during the same period in 2014. The Company had no glycerin sales during the second quarter of 2015, while glycerin sales were $9,299 during the same period in 2014. The Company recognized $172 in recovered methanol sales during the second quarter of 2015, while there were no recovered methanol sales during the same period in 2014.

The Company generated revenues of $49,224 during the period January 1, 2015 through June 30, 2015. Revenue generated during the period was due to sales of biodiesel and materials recovered during glycerin purification processing. Our third party sales of own-produced biodiesel totaled $3,559 in the first half of 2015. We had biodiesel sales to related parties totaling $23,800 during the period under consideration. Sales of high fatty acid oil totaled $19,930 while de-methylated glycerin sales totaled $1,346 during the period January 1, 2015 through June 30, 2015. Recovered methanol sales were $589 for the period under consideration.

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

Comparing the Company’s activity for the period January 1, 2015 through June 30, 2015 to the activity for the period January 1, 2014 through June 30, 2014, there was a decrease in revenue of $119,730 from $168,954 to $49,224. The period-over-period decrease was primarily due to unfavorable biodiesel market forces. Since NABE typically sells biodiesel against diesel rack prices, the decline in petroleum market prices has adversely affected the Company’s ability to sell biodiesel at a profit. In addition, feedstock costs have not dropped in linear proportion with decreased petroleum market prices and the blender tax credit remains expired. During the prior year, NABE’s EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales totaled $96,443 during the first half of 2014 while there were no import sales during the same period in 2015. The Company had no RIN sales during the first half of 2015. RINs transferred during the first half of 2014 were included with the biodiesel sold under the importing category. As a result, there were no direct RIN sales during the first half of 2014. Also impacting comparative revenues were sales of high fatty acid oil, glycerin, and recovered methanol. The Company had high fatty acid oil sales of $19,930 during the first half of 2015 while sales of high fatty acid oil totaled $46,819 during the same period in 2014. The Company had glycerin sales of $1,346 during the first half of 2015, while glycerin sales were $12,234 during the same period in 2014. The Company recognized $589 in recovered methanol sales during the first half of 2015, while there were no recovered methanol sales during the same period in 2014.

Cost of Revenue
Cost of revenue totaled $141,793 during the period April 1, 2015 through June 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $128,821 during the period April 1, 2014 through June 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period April 1, 2015 through June 30, 2015 to the activity for the period April 1, 2014 through June 30, 2014, there was an increase in cost of revenues of $12,972 as the cost of revenues increased from $128,821 to $141,793. The period-over-period increase was due to advantageous purchasing of feedstock in the current quarter. Comparing the current quarter to the same period in the prior year, biodiesel material costs increased $47,010. All feedstock was converted to biodiesel with some finished product remaining in inventory at the end of the current quarter. When allowable, the Company recognizes a reduction in cost of goods sold resulting from filing for blender tax credits. The Company did not file for any blender tax credits during the second quarter of 2015, nor did we file for any blender tax credits during the same period in 2014.

Cost of revenue totaled $185,742 during the period January 1, 2015 through June 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $205,412 during the period January 1, 2014 through June 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2015 through June 30, 2015 to the activity for the period January 1, 2014 through June 30, 2014, there was a decrease in cost of revenues of $19,670 as the cost of revenues dropped from $205,412 to $185,742. The period-over-period decrease was in line with reduced biodiesel sales.  During the first half of 2015, the Company recognized an offset to the cost of goods sold totaling $39,211 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,312 resulting from blender tax credit activity.

Gross Profit
The Company had a gross loss of $136,482 for the period April 1, 2015 through June 30, 2015.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including the expired biodiesel blender tax credit.

The Company had a gross loss of $93,285 for the period April 1, 2014 through June 30, 2014.  The primary reasons for the gross loss during the period were the Company’s inability to sell produce biodiesel while adjustments were being made during commissioning of new processing equipment and calibration issues with lab equipment.

The Company had a gross loss of $187,888 for the period January 1, 2015 through June 30, 2015.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices and the expired biodiesel blender tax credit.

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

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $27,813 for the period April 1, 2015 through June 30, 2015. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $22,850 for the period April 1, 2014 through June 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period April 1, 2015 through June 30, 2015 to the activity for the period April 1, 2014 through June 30, 2014, there was an increase in SG&A expenses of $4,963 as SG&A increased from $22,850 to $27,813. The period-over-period increase was due primarily to legal consultation expenses. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

SG&A expenses totaled $399,017 for the period January 1, 2015 through June 30, 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprised of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $54,842 for the period January 1, 2014 through June 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2015 through June 30, 2015 to the activity for the period January 1, 2014 through June 30, 2014, there was an increase in SG&A expenses of $344,175 as SG&A rose from $54,842 to $399,017. The period-over-period increase was due primarily to the consulting expenses recognized in the current quarter that did not occur during the same period in the prior year. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

Other Income (Expense)
Other Income totaled $586,200 during the period April 1, 2015 through June 30, 2015. December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to a customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credit during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE has subsequently recognized Other Income and has been paid $510,030 for its half of the blender tax credit dollars. During the April 1, 2015 through June 30, 2105, additional Other Income was recognized on the final insurance settlement from the fire experienced at the biodiesel plant in Lenoir, NC. Insurance coverage provided $76,170 for damages associated with the fire incident on August 1, 2014.

The Company had no Other Income during the period April 1, 2014 through June 30, 2014.

Other Income totaled $629,878 during the period January 1, 2015 through June 30, 2015. During the first six months of 2015, this amount was attributable to funding received from prior-period tax credit sharing, from the USDA Biofuel Program and from continued insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC. Insurance coverage provided $119,746 for cleaning expenses and for replacing items damaged during the fire incident on August 1, 2014. NABE recognized Other Income of $510,030 for its half of the blender tax credit dollars attributable to prior-period activity. An additional $102 was received in USDA Biofuel Program funding during the quarter. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

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

Liquidity and Capital Resources

Working Capital
	As of June 30, 2015	As of December 31, 2014
Current Assets	$449,110	$20,528
Current Liabilities	$594,055	$604,660
Working Capital Deficiency	$(144,945)	$(584,132)
Accumulated Deficit	$(6,012,427)	$(6,054,460)

Cash Flows
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash provided by operating activities	$395,666	$24,577
Cash used in investing activities	(4,216)	(55,796)
Cash used in financing activities	(19,561)	(26,803)
Net increase (decrease) in cash	$325,977	$(58,022)

As of June 30, 2015, our current assets totaling $449,110 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $594,055 as of June 30, 2015.  As a result, we had a working capital deficiency of $144,945.

Current assets for the Company totaled $20,528 as of December 31, 2014. Current liabilities for the Company totaled $604,660 as of December 31, 2014, which resulted in a working capital deficiency of $584,132.

Comparing the working capital deficiency at June 30, 2015 to the deficiency at December 31, 2014, there was a decrease of $439,187 as the deficiency decreased from $584,132 to $144,945. The biggest contributor to the overall decrease was the Other Income recognized by the Company during the second quarter of 2015.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina and through its import activities. Since the December 31, 2014 balance sheet date, total receivables have increased $20,741 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the six months ended June 30, 2015, the Company generated a gross loss of $187,888 on sales of $49,224 over the same period. For the six months ended June 30, 2014, the Company generated a gross loss of $83,004 on sales of $168,954 over the same period.

As of June 30, 2015, NABE had paid off all outstanding balances on bank borrowings, which originally totaled $250,000 when the loan was first executed. The loan represented a term loan that resulted from the conversion of a line of credit.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of June 30, 2015, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By Operating Activities

During the period January 1, 2015 through June 30, 2015, the Company’s cash provided by operating activities totaled $395,666. For the same period, the Company’s cash provided by operating activities was primarily attributable to recognizing $350,000 in consulting expense (stock-based compensation), generating trade receivables associated with biodiesel sales, and making payments on trade payables. Third party trade receivables decreased $2,446 and related party receivables increased $23,187 while inventories increased $26,164. Trade payables increased $895 for the same period. Depreciation expense was $51,370 for the first six months of 2015.

During the period January 1, 2014 through June 30, 2014, the Company’s cash provided by operating activities totaled $24,577. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of import activities, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Third party trade receivables decreased $2,287,361 and related party receivables decreased $127,238 while inventories increased $28,699. Trade payables decreased $2,347,901 for the same period. Depreciation expense was $46,546 for the first half of 2014.

Cash Used In Investing Activities

During the period January 1, 2015 through June, 2015, the Company’s cash used in investing activities totaled $4,216. The total amount represents funds paid for boiler fan repair and replacement ($2,643) and for a petroleum diesel tank/pump set ($1,573) at the NABE facility in Lenoir, NC.

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

Cash Used In Financing Activities

During the period January 1, 2015 through June 30, 2015, the Company’s cash used in financing activities totaled $19,561.  This amount represents payments on long-term debt to third-party creditors. Also during the first half of 2015, the Company borrowed $105,929 from a related party and repaid the full amount during the same period.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2015.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2015.

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

August 14, 2015
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)