Form 10-Q
period 2015-09-30
Incoming, Inc.
filed 2015-11-16
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

As of November 16, 2015, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

Index to the Unaudited Financial Statements	3

CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	7

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$229,387	$344
Accounts receivable, trade	3,224	5,728
Accounts receivable, related parties	34,037	-
Inventory	28,709	10,352
Prepaid expenses	9,312	3,704
Other current assets	400	400
Total current assets	305,069	20,528

Property and equipment, net	644,090	695,496
Total Assets	$949,159	$716,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	246,166	268,423
Current maturities of long term debt	7,071	21,465
Accrued liabilities	40,167	39,856
Accounts payable – related parties	274,916	274,916
Total current liabilities	568,320	604,660

Total Liabilities	568,320	604,660

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 and 29,274,332 shares issued and outstanding, respectively	31,774	29,274
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,134,570
Accumulated deficit	(6,134,985)	(6,054,460)
Total Stockholders’ Equity	380,839	111,364
Total Liabilities and Stockholders' Equity	$949,159	$716,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Revenue	$18,914	$28,581	$44,338	$187,767
Revenue from related parties	34,624	56,525	58,424	66,293
Total revenue	53,538	85,106	102,762	254,060

Cost of revenue	115,371	167,422	301,113	372,834
Depreciation	23,304	23,266	74,674	69,812
Gross profit (loss)	(85,137)	(105,582)	(273,025)	(188,586)

Selling, General, and Administrative Expenses	37,429	33,096	436,446	87,938
Loss on Assets Disposed Due to Fire	-	4,316	-	4,316

Other income (expense)
Grant and other income	119	55,966	629,997	134,957
Interest expense	(111)	(708)	(1,051)	(2,272)
Total other income	8	55,258	628,946	132,685

Net loss	$(122,558)	$(87,736)	$(80,525)	$(148,155)

Net loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per Class B Common Share (Basic and Diluted)	$(0.06)	$(0.04)	$(0.04)	$(0.07)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	29,274,332	31,325,614	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash Flows from operating Activities
Net income/(loss)	$(80,525)	$(148,155)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	74,674	69,812
Stock-based compensation	350,000	-
Loss on disposed assets	-	4,316
Changes in operating assets and liabilities
Accounts receivable	2,504	2,289,614
Accounts receivable – related party	(34,037)	207,802
Prepaid expenses	1,463	6,669
Inventory	(18,357)	(31,471)
Other current assets	-	300
Accounts payable	(22,257)	(2,305,516)
Accounts payable – related party	-	-
Accrued expenses	5,478	(2,234)
Net cash provided by operating activities	278,943	91,137
Cash flows from investing activities
Purchase of fixed assets	(23,268)	(114,432)
Net cash used in investing activities	(23,268)	(114,432)
Cash flows from financing activities
Proceeds from related party debt	105,929	-
Payments on related party debt	(105,929)	-
Principal payments on debt	(26,632)	(43,469)
Net cash used in financing activities	(26,632)	(43,469)
Net cash increase (decrease) for period	229,043	(66,764)
Cash at beginning of period	344	91,920
Cash at end of period	$229,387	$25,156

Supplemental disclosure of cash flow information
Cash paid for interest	$1,051	2,272
Cash paid for income taxes	493	4,235
Non-cash investing and financing activities:
Construction in process transferred to property and equipment	-	131,081
Write-off of fully depreciated assets	134,830	43,339
Unpaid additions to prepaid expenses with debt	7,071	9,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                 Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of Incoming, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

Organization

Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC (“Foothills”).

Note 2                 Going Concern

These financial statements have been prepared on a going concern basis.  As of December 31, 2014, the Company had a working capital deficiency of $584,132, and had accumulated a deficit of $6,054,460.  As of September 30, 2015, the Company had a working capital deficiency of $263,251, and had an accumulated deficit of $6,134,985.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3                 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the nine months ended September 30, 2015, sales to the related company totaled $58,424. As of September 30, 2015, the Company had outstanding receivables from the related party company of $34,037. During the first quarter of 2015, the Company accumulated outstanding debt payables to Echols totaling $105,929. As of September 30, 2015, the Company had repaid its debt to Echols and had no outstanding payables to Echols, but did have $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

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

Note 5                 Litigation

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

In June of 2015, a Plaintiff filed suit against the Company and its subsidiary, NABE. The filing claimed that the Company did not have the right to retain the $510,030 that was received and recognized as Other Income. The Company is currently defending the action.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2015, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $53,538 during the period July 1, 2015 through September 30, 2015. Revenue generated during the period was due to sales of biodiesel, RINs, de-methylated glycerin, and recovered methanol. During the period July 1, 2015 through September 30, 2015, our biodiesel sales to third parties totaled approximately $117 and our sales to related parties amounted to $34,624. RIN sales accounted for $15,015 in revenue during the third quarter of 2015. For the period under consideration, de-methylated glycerin sales amounted to $3,225 while recovered methanol sales totaled $557.

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

Comparing the Company’s activity for the period July 1, 2015 through September 30, 2015 to the activity for the period July 1, 2014 through September 30, 2014, there was a decrease in revenue of $31,568 from $85,106 to $53,538. The period-over-period decrease was primarily due to unfavorable biodiesel market forces. Since NABE typically sells biodiesel against diesel rack prices, the decline in petroleum market prices has adversely affected the Company’s ability to sell biodiesel at a profit. In addition, feedstock costs have not dropped in linear proportion with decreased petroleum market prices and the blender tax credit remains expired. The Company had RIN sales of $15,015 during the period July 1, 2015 through September 30, 2015 while RINs transactions totaled $21,993 during the period July 1, 2014 through September 30, 2014. Also impacting comparative revenues were sales of methylated glycerin and recovered methanol. The Company had glycerin sales of $3,225 during the third quarter of 2015, while glycerin sales were $4,994 during the same period in 2014. The Company had $557 in recovered methanol sales during the third quarter of 2015, but had no recovered methanol sales during the third quarter of 2014.

The Company generated revenues of $102,762 during the period January 1, 2015 through September 30, 2015. Revenue generated during the period was due to sales of biodiesel, RINs, and materials recovered during glycerin purification processing. Our third party sales of own-produced biodiesel totaled $3,676 while RIN sales totaled $15,015 in the first nine months of 2015. We had biodiesel sales to related parties totaling $58,424 during the period under consideration. Sales of high fatty acid oil totaled $19,930 while de-methylated glycerin sales totaled $4,571 during the period January 1, 2015 through September 30, 2015. Recovered methanol sales were $1,146 for the period under consideration.

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

Comparing the Company’s activity for the period January 1, 2015 through September 30, 2015 to the activity for the period January 1, 2014 through September 30, 2014, there was a decrease in revenue of $151,298 from $254,060 to $102,762. The period-over-period decrease was primarily due to unfavorable biodiesel market forces. Since NABE typically sells biodiesel against diesel rack prices, the decline in petroleum market prices has adversely affected the Company’s ability to sell biodiesel at a profit. In addition, feedstock costs have not dropped in linear proportion with decreased petroleum market prices and the blender tax credit remains expired. During the prior year, NABE’s EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales totaled $96,443 during the first three quarters of 2014 while there were no import sales during the same period in the current year. The Company had RIN sales totaling $15,015 during the first three quarters of 2015. RINs transferred during the first three quarters of 2014 were included with the biodiesel sold under the importing category. As a result, there were no direct RIN sales during the first three quarters of 2014. Also impacting comparative revenues were sales of high fatty acid oil, glycerin, and recovered methanol. The Company had high fatty acid oil sales of $19,930 during the first three quarters of 2015 while sales of high fatty acid oil totaled $47,279 during the same period in 2014. The Company had glycerin sales of $4,571 during the first nine months of 2015, while glycerin sales were $17,228 during the same period in 2014. The Company recognized $1,146 in recovered methanol sales during the first three quarters of 2015, while there were no recovered methanol sales during the same period in 2014.

Cost of Revenue
Cost of revenue totaled $115,371 during the period July 1, 2015 through September 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $167,422 during the period July 1, 2014 through September 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period July 1, 2015 through September 30, 2015 to the activity for the period July 1, 2014 through September 30, 2014, there was a decrease in cost of revenues of $52,051 as the cost of revenues dropped from $167,422 to $115,371. The period-over-period decrease was due to fewer gallons of biodiesel being produced in the current quarter resulting from unfavorable biodiesel market forces. Since NABE typically uses petroleum diesel prices as benchmarks for pricing biodiesel, the decline in petroleum market prices has adversely affected the Company’s ability to produce and sell biodiesel at a profit. Costs have reduced in line with decreased sales. When allowable, the Company recognizes a reduction in cost of goods sold resulting from filing for blender tax credits. The Company did not file for any blender tax credits during the third quarter of 2015, nor did we file for any blender tax credits during the same period in 2014.

Cost of revenue totaled $301,113 during the period January 1, 2015 through September 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $372,834 during the period January 1, 2014 through September 30, 2014. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2015 through September 30, 2015 to the activity for the period January 1, 2014 through September 30, 2014, there was a decrease in cost of revenues of $71,721 as the cost of revenues dropped from $372,834 to $301,113. The period-over-period decrease was in line with reduced biodiesel sales.  During the first nine months of 2015, the Company recognized an offset to the cost of goods sold totaling $39,312 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,211 resulting from blender tax credit activity.

Gross Profit
The Company had a gross loss of $85,137 for the period July 1, 2015 through September 30, 2015.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including the expired biodiesel blender tax credit.

The Company had a gross loss of $105,582 for the period July 1, 2014 through September 30, 2014.  The primary reasons for the gross loss during the period were the Company’s inability to produce and sell biodiesel as a result of the fire in Lenoir, NC that destroyed the filter press, a piece of equipment vital to the production process.

The Company had a gross loss of $273,025 for the period January 1, 2015 through September 30, 2015.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices and the expired biodiesel blender tax credit.

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

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $37,429 for the period July 1, 2015 through September 30, 2015. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $33,096 for the period July 1, 2014 through September 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period July 1, 2015 through September 30, 2015 to the activity for the period July 1, 2014 through September 30, 2014, there was an increase in SG&A expenses of $4,333 as SG&A increased from $33,096 to $37,429. The period-over-period increase was due primarily to legal consultation expenses. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

SG&A expenses totaled $436,446 for the period January 1, 2015 through September 30, 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprised of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $87,938 for the period January 1, 2014 through September 30, 2014. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2015 through September 30, 2015 to the activity for the period January 1, 2014 through September 30, 2014, there was an increase in SG&A expenses of $348,508 as SG&A rose from $87,938 to $436,446. The period-over-period increase was due primarily to the consulting expenses recognized in the current quarter that did not occur during the same period in the prior year. General overhead remained stable considering the second quarter of the current year compared with the second quarter of the prior year.

Loss on Assets Disposed Due to Fire
The Company had no loss on disposal of fixed assets due to fire for the period July 1, 2015 through September 30, 2015.

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

The Company had no disposal of fixed assets due to fire for the period January 1, 2015 through September 30, 2015.

Loss on disposal of fixed assets due to fire was $4,316 for the period January 1, 2014 through September 30, 2014.

Other Income (Expense)
Other income totaled $119 during the period July 1, 2015 through September 30, 2015. During the third quarter of 2015, this amount was attributable to funding received from the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

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

Other income totaled $629,997 during the period January 1, 2015 through September 30, 2015. December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to a customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credit during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE has subsequently recognized Other Income and has been paid $510,030 for its half of the blender tax credit dollars. During the period January 1, 2015 through September 30, 2105, Other Income of $119,746 was also recognized on the final insurance settlement from the fire incident experienced August 1, 2014 at the biodiesel plant in Lenoir, NC. Additional Other Income totaling $221 was recognized on funds received which were associated with the USDA Biofuel Program.

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

Liquidity and Capital Resources

Working Capital
	As of September 30, 2015	As of December 31, 2014
Current Assets	$305,069	$20,528
Current Liabilities	$568,320	$604,660
Working Capital Deficiency	$(263,251)	$(584,132)
Accumulated Deficit	$(6,134,985)	$(6,054,460)

Cash Flows
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash provided by operating activities	$278,943	$91,137
Cash used in investing activities	(23,268)	(114,432)
Cash used in financing activities	(26,632)	(43,469)
Net increase (decrease) in cash	$229,043	$(66,764)

As of September 30, 2015, our current assets totaling $305,069 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $568,320 as of September 30, 2015.  As a result, we had a working capital deficiency of $263,251.

Current assets for the Company totaled $20,528 as of December 31, 2014. Current liabilities for the Company totaled $604,660 as of December 31, 2014, which resulted in a working capital deficiency of $584,132.

Comparing the working capital deficiency at September 30, 2015 to the deficiency at December 31, 2014, there was a decrease of $320,881 as the deficiency decreased from $584,132 to $263,251. The biggest contributor to the overall decrease was the Other Income recognized by the Company during the second quarter of 2015.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina and through its import activities. Since the December 31, 2014 balance sheet date, total receivables have increased $31,533 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the nine months ended September 30, 2015, the Company generated a gross loss of $273,025 on sales of $102,762 over the same period. For nine months ended September 30, 2014, the Company generated a gross loss of $188,586 on sales of $254,060 over the same period.

As of September 30, 2015, NABE had paid off all outstanding balances on bank borrowings, which originally totaled $250,000 when the loan was first executed. The loan represented a term loan that resulted from the conversion of a line of credit.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of September 30, 2015, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By Operating Activities

During the period January 1, 2015 through September 30, 2015, the Company’s cash provided by operating activities totaled $278,943. For the same period, the Company’s cash provided by operating activities was primarily attributable to recognizing $350,000 in consulting expense (stock-based compensation), generating trade receivables associated with biodiesel sales, and making payments on trade payables. Third party trade receivables decreased $2,504 and related party receivables increased $34,037 while inventories increased $18,357. Trade payables decreased $22,257 for the same period. Depreciation expense was $74,674 for the first nine months of 2015.

During the period January 1, 2014 through September 30, 2014, the Company’s cash provided by operating activities totaled $91,137. For the same period, the Company’s cash provided by operating activities was primarily attributable to the net effect of import activities, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $2,497,416 while inventories increased $31,471. Trade payables decreased $2,305,516 for the same period. Depreciation expense was $69,812 for the first nine months of 2014.

Cash Used In Investing Activities

During the period January 1, 2015 through September 30, 2015, the Company’s cash used in investing activities totaled $23,268. The total amount represents funds paid for boiler fan repair and replacement ($2,643), for a petroleum diesel tank/pump set ($1,573), and for storage system enhancements ($19,052) at the NABE facility in Lenoir, NC.

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

Cash Used In Financing Activities

During the period January 1, 2015 through September 30, 2015, the Company’s cash used in financing activities totaled $26,632.  This amount represents payments on long-term debt to third-party creditors. Also during the first three quarters of 2015, the Company borrowed $105,929 from a related party and repaid the full amount during the same period.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2015.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2015.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the Court of Common Pleas of the State of South Carolina’s Thirteenth Judicial Circuit (Greenville County), a Plaintiff has filed suit against the Company and its subsidiary, NABE. The filing took place in June of 2015. In its filing, the Plaintiff claims to be a subsidiary of a foreign biodiesel producer with which NABE transacted import activities during 2013 and 2014. The Plaintiff further claims that the Company did not have the right to retain the $510,030 that was received and recognized as Other Income during the second quarter of 2015. An agreement signed with a customer in 2014 allowed the Company to retain and recognize this income, which was dependent upon reinstatement of the federal biodiesel blender tax credit. Subsequent to our agreement with the customer, the blender tax credit was retroactively reinstated. The Company recognized the Other Income when the customer, after having successfully filed for the credit, remitted payment to the Company. The Company believes that the Plaintiff's actions are unfounded and that there is remote likelihood of incurring any liability. The Company is vigorously defending the action.

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

November 16, 2015
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)