Form 10-K
period 2015-12-31
Incoming, Inc.
filed 2016-04-12
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(800) 385-5705
(Registrant's telephone number, including area code)
________________

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES o NO x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES o NO x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES x      NO o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES x NO o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  o Accelerated filer  o

Non-accelerated filer  o Smaller reporting company  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

As of April 12, 2016 there were 33,754,332 shares of common stock issued and outstanding (31,774,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

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

Not Applicable

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K (the "Annual Report") contain forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things (a) the potential markets for our products, our potential profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operation" as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission ("SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

As used in this Annual Report, "we," "us," and "our" refer to Incoming, Inc., which is also sometimes referred to as the "Company," unless the context otherwise requires.

i

PART I

Item 1. Business

Our Corporate History and Background

We were incorporated in Nevada on December 22, 2006. Through our wholly-owned subsidiary North American Bio-Energies LLC ("NABE"), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products.  In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC ("Foothills").

Overview of the Business

We are engaged in the business of wholesaling biodiesel to distributors in the Eastern region of the United States. In addition, we sell glycerin (a biodiesel by-product) to refiners and manufacturers.

Our focus is on commercial grade biodiesel produced from virgin agri-based feedstock that meets the standards for biodiesel established by The American Society of Testing and Materials ("ASTM") and adopted by the Environmental Protection Agency ("EPA"). Management believes the resulting product is superior to biodiesel produced from recycled oils due to lower quantities of fatty acids, which allows for shorter processing times and less sulfur, and offers favorable conditions for machinery and engines.

During 2013, the Company applied for, and was granted, registration with the EPA as an importer of biodiesel. Earning status as an importer is an extension of NABE's existing registration under the EPA's RFS2 program. Registered importers are allowed to attach RINs to renewable fuels produced outside the United States so long as the fuel meets the latest ASTM standard for biodiesel and the transaction is properly documented throughout the entire process.

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

Primary Products

Our primary product is biodiesel made from virgin agri-based feedstock that meets ASTM D6751 specifications. The National Biodiesel Board defines "biodiesel" as follows: "Biodiesel" is defined as mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats which conform to ASTM D6751 specifications for use in diesel engines. Biodiesel refers to the pure fuel before blending with diesel fuel. Biodiesel blends are denoted as "BXX" with "XX" representing the percentage of biodiesel contained in the blend (e.g., B20 is 20% biodiesel, 80% petroleum diesel).

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

Product Characteristics

Biodiesel is produced from animal fats, virgin agri-based oils or recycled waste fats and oils. The final product contains no petroleum, but can be blended at various levels for commercial use. Biodiesel is generally used as 100% pure or "neat", 5%, 10% or 20% blend with petroleum (B5, B10 and B20 respectively). We sell both neat biodiesel and biodiesel blends.

Overview of the Biodiesel Industry - Biodiesel

Biodiesel is a clean-burning alternative to petroleum-based diesel ("Petrodiesel"). The EPA has classified biodiesel as an advanced biofuel. Biodiesel can be purchased directly from producers, from distributors, or at the pump. Biodiesel is manufactured from renewable feedstocks such as soybean, palm, canola and sunflower oils, as well as from animal fats, fish oils, algae and recycled cooking oils. New feedstocks from which biodiesel is manufactured continue to develop. Biodiesel is produced by reacting a feedstock with an alcohol (methanol) in the presence of a catalyst, which yields biodiesel and glycerin as a co-product. Biodiesel can be a direct replacement for diesel and can be blended with diesel fuel in any ratio. Biodiesel blends are primarily used as fuel for trucks and automobiles. It can also be used as home heating oil and as an alternative fuel in a variety of other applications, including, without limitation, marine transportation, electricity generation, farming equipment and mining operations.

According to the National Biodiesel Board, among other environmental benefits, biodiesel:

•	in its pure, or neat, form reduces the net gain in carbon dioxide ("CO2") emissions by approximately 78% compared to petroleum fuels;
•	reduces tailpipe emissions of particulate matter (soot or black carbon) by approximately 47%, which is recognized as a major contributor to global warming, as well as a critical air pollutant associated with reduced human health, particularly among children and asthmatics;
•	reduces emissions of unburned hydrocarbons by almost 67%;
•	produces approximately 48% less carbon monoxide than diesel fuels; and
•	contains no sulfur and generates no sulfur emissions, a major source of acidification in rain and surface water.

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

Renewable Fuel Standards

On July 1, 2010, the EPA's final regulations implementing revised renewable fuel standards ("RFS2") set by Congress under the Energy Independence and Security Act of 2007 ("EISA") went into effect. The original renewable fuel standards ("RFS"), were established by Congress under the Energy Policy Act of 2005 ("EPAct"), and mandated that transportation fuel sold in the United States contains a minimum volume of renewable fuel. EPAct rules were directed principally to blending ethanol into gasoline used as motor fuel and required approximately 7.5 billion gallons of renewable fuel to be blended into gasoline by 2012. Under the EISA, Congress expanded the RFS program to, among other things, include diesel and increase the volume of renewable fuels required to be blended into transportation fuel from nine billion gallons in 2008 to 36 billion gallons by 2022.

Under the RFS2, obligated parties (i.e., petroleum refiners and importers of diesel) were required to demonstrate that they complied with their percentage obligations over the gallons of diesel they sold into the marketplace during a compliance period. The EPA developed a system of volume accounting and tracking of the credits associated with renewable fuels known as Renewable Identification Numbers ("RINs"). The system is based on the assignment of unique numbers to each batch of renewable fuel by the biodiesel producer or importer. The use of RINs allows the EPA to measure and track renewable fuel volumes at the point of their introduction into the national fuel supply rather than at the point when they are blended into conventional fuels, which provides more accurate measurements that can be easily verified. The RFS program requires RINs to be transferred with renewable fuel until the point at which the renewable fuel is purchased by an obligated party or is blended into petroleum products by a blender. RINs are accumulated to allow an obligated party to satisfy its renewable volume obligations ("RVOs"). An RVO represents the volume of renewable fuel that the obligated party is required to ensure was used in the U.S. in a given calendar year. Obligated parties have an RVO under each of the four RFS2 renewable fuel categories: cellulosic biofuel, biomass-based diesel, advanced biofuel and total renewable fuel. Obligated parties calculate their RVO at the end of a calendar year based on the volume of gasoline or diesel fuel they produced during the year. Obligated parties are required to meet their RVOs through the accumulation of RINs. By acquiring RINs and applying them to their RVOs, obligated parties are deemed to have satisfied their obligation to cause the renewable fuel represented by the RINs to be consumed as transportation fuel in highway or non-road vehicles or engines. The RFS2 program contemplated that RINs would be sold among obligated parties so that a deficient party could acquire RINs from another obligated party that generated excess RINs to satisfy its requirements.

The EPA's regulations implemented the RFS standards by establishing the four categories of renewable fuel, and set separate volume requirements for each new category, including biodiesel. The new standards are known commonly as "RFS2." We believe the implementation of RFS2 will drive the advancement of the biofuel industry in the years to come. As of July 26, 2010, the EPA has confirmed we are in compliance with the new RFS2 regulations, making us eligible for participation in the RIN market. In January of 2016, we submitted a revised engineering review in compliance with EPA regulations. Reviews must be performed by third parties and their report must be submitted every three years. We anticipate additional revenues from the direct sale of RINs in instances where customers do not want to bear the burden of administering RINs associated with biodiesel.

During the fourth quarter of 2011, the RIN market abruptly halted. In November of 2011, the EPA accused a Maryland man of transacting approximately $9 million in fraudulent RINs through his company, Clean Green Fuels LLC. EPA issued a separate violation notice to a Texas-based company, Absolute Fuel LLC, for transacting approximately $62 million in fraudulent RINs. In addition to the two major violators, EPA issued violation notices to at least two dozen companies that had purchased the fraudulent RINs. In light of the integrity issues that arose as a result of the fraudulent RINs, obligated parties severely restricted purchasing RINs until a program was instituted that would ensure validity of the RINs. The National Biodiesel Board has established a task force for developing a plan to validate RINs and provide assurance that obligated parties can confidently transact in the RIN market without having to be concerned that the EPA will negate any RINs that they had purchased in good faith.  EPA subsequently implemented a Quality Assurance Plan (QAP) to ensure validity and to increase liquidity of RINs. The QAP initiative was rolled out in an interim period (February 12, 2013 through December 31, 2014) that offered two assurance options.  As of January 1, 2015, a single option ("QAP Q") became effective with its associated verified RINs referred to as Q-RINs.

Registration of Plant, Feedstock and Fuel

RFS2 imposes a complex set of compliance and reporting obligations to ensure that each obligated party satisfies its RVO for a particular compliance period, under the regulations. These regulations extend over the entire range of an obligated party's operations. All producers of renewable fuel that produce more than 10,000 gallons of fuel annually must register with EPA's fuels program prior to generating RINs. A biofuel producer will have to supply the EPA with extensive information concerning plant operations, processes and products, including the fuels produced, the feedstocks that may be used, co-products produced, the source of energy used to produce the biodiesel, compliance with clean air regulations and applicable air permits for permitted capacity and records that support the facility's baseline volume. In addition, producers must provide the EPA with an independent process engineer's report with respect to its plant upon initial registration and every three years thereafter or upon changing the feedstock from which it produces biodiesel. In certain cases, health-effects testing is required for a product to maintain its registration or before a new product can be registered. The EPA deems the information collected as essential to generating and assigning a certain category of RIN to a volume of fuel and to verifying the validity of RINs generated. In addition, a producer will have to demonstrate that the biodiesel produced is ASTM D6751 compliant. A producer also will have to register its renewable fuels as a motor vehicle fuel, which will subject it to additional reporting and other requirements. As part of the RFS2 rulemaking, the EPA continues to evaluate criteria regarding compliance with the renewable biomass verification provisions for foreign-grown feedstock, which could affect the market for feedstock.

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

The producer or importer must also determine the appropriate code to assign to the RIN to identify which of the four standards the RIN can be used to meet and which equivalency value applies to determine the number of RINs generated. The fuel pathway of the product is determinative of the equivalence value and thus the quantity of RIN's generated for each batch of finished product produced.

Biodiesel Production

Biodiesel production in the U.S. peaked in 2013 at approximately 1.8 billion gallons and was approximately 1.42 billion gallons in 2015. National Biodiesel Board analysts indicate domestic production in 2015 remained flat compared with 1.47 billion gallons produced in 2014.

According to the National Biodiesel Board, as of February 2016, there were 98 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains higher than current and projected production levels.

In accordance with the EISA, RFS2 sets an annual requirement for the domestic use of biodiesel.  For 2016, EPA published its final rulemaking on December 14, 2015 stating that the requirement will be for 1.90 billion gallons of biomass-based diesel. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

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

The blender credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011.  This meant that our plant in Lenoir, NC operated during fiscal year 2012 without the production tax credit in place. In January of 2013, Congress voted to reinstate the biodiesel tax incentive retroactively to January 1, 2012 and going forward to December 31, 2013. In late December of 2014, Congress retroactively extended the blender tax credit that expired on December 31, 2013. The reinstatement made the credit effective for the period January 1, 2014 through December 31, 2014. For most of 2015, the tax credit remained in an expired state; however, an extension of the credit was passed by Congress in December of 2015. The 2015 Protecting Americans from Tax Hikes Act (PATH Act) retroactively reinstated the blender credit for all of 2015 and extended its deadline until December 31, 2016.

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

We sell a portion of our finished product to Echols Oil Company ("Echols"), which is owned by R. Samuel Bell, Jr., our Chairman and CEO. Echols is a petroleum distributor in the Southeast that utilizes biodiesel. Sales to Echols represented approximately 65% of our consolidated revenues for fiscal year 2015.

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

Our Employees

 NABE employs anywhere from four to fifteen employees depending on the volume of production. We currently have four full-time employees at the biodiesel plant in Lenoir, NC. We believe current employee relations to be good and have maintained several of the original employees from the plant's inception. There are no union issues and all positions are easily replaced. In accordance with our community initiative and efforts to increase consumer education on biodiesel, we occasionally employ interns from neighboring colleges, which now offer degrees in renewable fuel production.

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

There will be a risk of liability for the investigation and cleanup of environmental contamination at our plant and at any off-site locations where we arrange for the disposal of hazardous substances if we are deemed to be a responsible party. While biodiesel is biodegradable, we utilize certain hazardous substances in our production process. While we handle those substances in compliance with all applicable federal, state and local laws, it is possible that prior uses of our site or past operations may have caused contamination of our sites. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), or other environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. Liability under CERCLA or comparable state laws may be found without regard to fault or to the legality of the original conduct. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.

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

Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. We are currently in compliance with EPA requirements as well as applicable state guidelines. Other federal and state air emission limitations, such as New Source Performance Standards, may also apply to facilities we own or operate. More stringent laws relating to climate change and greenhouse gases ("GHGs") may be adopted in the future and could reduce the demand for biodiesel. Because other domestic biodiesel manufacturers will have similar restrictions, however, we believe that compliance with stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property occupies approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation ("Neptune").  The Company executed the lease on April 1, 2007 and the lease expired on May 31, 2012.  The lease automatically renewed for a five year term as neither party opted out or expressed any conditions that were not mutually agreed to by the parties. Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments. Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease. Our property taxes for 2015 (which includes city and county taxes) were $2,619 and have been paid in full. The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

The Company currently owns the process equipment utilized at its biodiesel production plant as well as the lab equipment used in testing.

Item 3. Legal Proceedings

In the Court of Common Pleas of the State of South Carolina's Thirteenth Judicial Circuit (Greenville County), a Plaintiff has filed suit against the Company and its subsidiary, NABE. The filing took place in June of 2015. In its filing, the Plaintiff claims to be a subsidiary of a foreign biodiesel producer with which NABE transacted import activities during 2013 and 2014. The Plaintiff further claims that the Company did not have the right to retain the $510,030 that was received and recognized as Other Income during the second quarter of 2015. An agreement signed with a customer in 2014 allowed the Company to retain and recognize this income, which was dependent upon reinstatement of the federal biodiesel blender tax credit. Subsequent to our agreement with the customer, the blender tax credit was retroactively reinstated. The Company recognized the Other Income when the customer, after having successfully filed for the credit, remitted payment to the Company. The Company believes that the Plaintiff's actions are unfounded and that there is minimal likelihood of incurring any liability. The Company is vigorously defending the action.

Item 4. Removed and Reserved

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

As of February 21, 2016, the stock was trading at a market price of $0.04 per share; however, the Company's Class A Common Stock is thinly traded with a limited market. The closing price of $0.04 was from the last reported sale date of February 1, 2016.
Fiscal Year 2015	High Bid	Low Bid (1)
Fourth Quarter (10-01-2015 to 12-31-2015)	$0.0350	$0.0300
Third Quarter (07-01-2015 to 09-30-2015)	$0.0710	$0.0250
Second Quarter (04-01-2015 to 06-30-2015)	$0.1400	$0.0700
First Quarter (01-01-2015 to 03-31-2015)	$0.1440	$0.1400

Fiscal Year 2014	High Bid	Low Bid (1)
Fourth Quarter (10-01-2014 to 12-31-2014)	$0.1560	$0.1000
Third Quarter (07-01-2014 to 09-30-2014)	$0.1700	$0.1000
Second Quarter (04-01-2014 to 06-30-2014)	$0.4400	$0.1000
First Quarter (01-01-2014 to 03-31-2014)	$0.1500	$0.1000
(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At March 1, 2016, we had 99 total shareholders of record of our common stock (99 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2015, there were no sales of shares that would be considered exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During 2015, we also refined and sold crude glycerin, recovered methanol and high acid oil, which are all contained within the byproduct of our biodiesel production.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is then tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. The recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue, about 4% of 2015 annual gross revenue.

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

Revenue

We derive the majority of our revenue from the sale of biodiesel and the balance is derived from the sale of glycerin and RINs. Revenue may be affected by the following factors:

- Price volatility of petroleum diesel;
- Price volatility of RINs;
- Government incentives;
- Processing capacity; and
- Market demand.

We generate net revenue from imported biodiesel sales between the buyer and the seller.  Gross revenues are generated from the sale of own-produced biodiesel, glycerin and RIN's.

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

Government incentives. Initiatives and incentives at the federal, state and local government levels benefit our blending and retail customers. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers include registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In December of 2015, Congress retroactively restored the biodiesel tax credit for all of 2015 and prospectively through December 31, 2016. Although Congress has extended this credit on multiple occasions, no assurance can be given that the tax incentive will be reinstated by Congress beyond December 31, 2016.

Processing capacity . Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or "nameplate" capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

Market demand. The growth potential of our revenue depends on market demand for our products. We believe growth potential exists for sales given the increase of national "green" initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA requiring a minimal consumption of biodiesel. In December of 2015, EPA issued its final rulemaking that established a 1.90 billion gallon biobass-based diesel usage mandate for 2016, which was an increase from the 2015 volume of 1.73 billion gallons.

Revenue Recognition – Renewable Identification Numbers ("RINs")

As a means for ensuring renewable fuels were being blended with petroleum products for consumption in the United States, the Environmental Protection Agency ("EPA") created a mechanism for holding obligated parties (refiners and importers) accountable.  This mechanism requires that obligated parties annually demonstrate they have met the EPA's minimum renewable fuel blending limits, which are established annually and referenced as the renewable volume obligation ("RVO").  Companies demonstrate compliance with the RVO by accumulating and submitting RIN-gallons ("RINs") annually to the EPA.  RINs may be generated at renewable fuel production facilities and essentially function as commodities capable of being "separated" from the fuel and traded on an active market.

For biodiesel that NABE produces, it generates RINs at the point that biodiesel passes through the facility's meter in a sales event. RINs are not generated for any biodiesel held in inventory. RIN generation events occur regardless of the RINs transferring with the fuel or remaining with NABE.  Transferring RINs takes place through the EPA Moderated Transaction System ("EMTS").  It is through the EMTS that the EPA is ultimately capable of tracking the RIN transfer activity.  As RINs are separated from their respective gallons, they may be re-sold multiple times before finally arriving in the possession of an obligated party.  For those customers who do not wish to participate in the EPA's renewable fuel program, NABE offers the option for separating the RINs and handling all of the required EMTS administration.

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

All RIN revenue recognized during 2015 was from customers who did not wish to participate in the EPA's renewable fuel program. The associated RINs were separated by NABE at the time of each biodiesel sales transaction and were not transferred with the fuel. Customers requesting biodiesel without RINs attached are typically offered pricing that is benchmarked against industry standards such as terminal rack pricing for ultra low sulfur diesel, NYMEX heating oil, or some other mutually agreeable pricing structure. In these instances, NABE creates one invoice when the fuel is sold, then creates a separate invoice at the time the separated RINs are sold.

Customers requesting biodiesel without RINs are not offered a price discount as a result of declining to accept the RINs with the fuel. There are no agreements with any party in which NABE is obligated to share any compensation for the eventual sale of the RINs.

Revenue from the sale of RINs is deemed realizable the time that NABE has affected the transfer of RINs within EPA's EMTS. Prior to transferring the RINs, NABE and the counterparty agree on the number of RINs, on the type of RIN (D-Code), and on the price per RIN. All of these elements, including the unit price of the RINs, have to be entered into EMTS by NABE as the transferor. The transferee is also required to enter the unit price into EMTS for the RINs when they are accepted.  Immediately after the RINs have been nominated within the EMTS for the trading party, an invoice is generated and sent. Trading parties are typically extended terms of net 3 days on RIN sales. NABE offers buyers a 10-day return policy.

Cost of Sales

Cost of sales represents costs that the Company's biodiesel facility recognized for its own production.

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

Results of Operations

The following is a discussion and analysis of our results of operations for 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue

The Company generated revenues of $126,403 during 2015.  Revenue generated during the period was due to sales of biodiesel, sales of RINs, and sales of materials recovered during glycerin purification processing. Our third party sales of own-produced biodiesel totaled $3,956 while RIN sales totaled $15,015 in 2015. We had biodiesel sales to related parties totaling $81,540 during the period under consideration. Sales of high fatty acid oil totaled $19,930 while de-methylated glycerin sales totaled $4,571 during the period January 1, 2015 through December 31, 2015. Recovered methanol sales were $1,391 for the period under consideration.

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

Comparing the activity for 2015 to 2014, there was a decrease in revenue of $213,134 from $339,537 to $126,403. The year-over-year decrease was primarily due to unfavorable biodiesel market forces. Since NABE typically sells biodiesel against diesel rack prices, the decline in petroleum market prices adversely affected the Company's ability to sell biodiesel at a profit. In addition, feedstock costs did not drop in linear proportion with decreased petroleum market prices and the blender tax credit remained expired until December of 2015. During the prior year, NABE's EPA registration was enhanced to allow generation of RINs on imported biodiesel. Revenue on import sales totaled $96,443 during 2014 while there were no import sales during the current year. The Company had RIN sales totaling $15,015 during 2015. RINs transferred during 2014 were included with the biodiesel sold under the importing category. As a result, there were no direct RIN sales during 2014. Also impacting comparative revenues were sales of high fatty acid oil, glycerin, and recovered methanol. The Company had high fatty acid oil sales of $19,930 during 2015 while sales of high fatty acid oil totaled $76,896 during 2014. The Company had glycerin sales of $4,571 during 2015, while glycerin sales were $24,755 during 2014. The Company recognized $1,391 in recovered methanol sales during 2015, while recovered methanol sales totaled $927 during 2014.

Cost of Revenue
The Company's cost of revenue was $394,616 during 2015. For the same period, cost of revenue consisted of costs associated with raw materials (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

The Company's cost of revenue was $580,942 during 2014. For the same period, cost of revenue consisted of costs associated with raw materials (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the activity for 2015 to 2014, there was a decrease in cost of revenues of $186,326 as the cost of revenues declined from $580,942 to $394,616. The year-over-year decrease was in line with reduced biodiesel sales.  Sales were hampered due to steep declines in benchmark petroleum prices and operating in an environment in which the availability of the blender tax credit was unknown until December of 2105.   During 2015, the Company recognized an offset to the cost of goods sold totaling $39,312 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,211 resulting from blender tax credit activity.

Depreciation
Depreciation expense totaled $93,978 during 2015.

Depreciation expense totaled $95,336 during 2014.

Gross Profit (Loss)
The Company had a gross loss totaling $362,191 during 2015.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices and the expired biodiesel blender tax credit.

The Company had a gross loss totaling $336,741 during 2014.  The primary reasons for the gross loss during the year were the Company's inability to produce biodiesel while adjustments were being made during commissioning of new processing equipment and calibration issues with lab equipment. Biodiesel production was further impeded at the plant in Lenoir, NC when fire destroyed the filter press, which is a vital part of the overall process. Offsetting the inability to produce biodiesel at the NABE plant in Lenoir was sales of imported biodiesel during the first quarter of 2014.

Selling, General and Administrative Expenses (SG&A)
SG&A expenses totaled $499,731 during 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprised of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $125,297 during 2014. During the period under consideration, the Company's SG&A expenses were primarily consisted of costs associated with payroll, office overhead and professional fees.  SG&A expense for 2014 also included $11,096 in receivables that were written off due to the Company's assessment that they are uncollectable.

Comparing the activity for 2015 to 2014, there was an increase in SG&A expenses of $374,434 as SG&A increased from $125,297 to $499,731. The period-over-period increase was due primarily to the consulting expenses recognized in the current year that did not occur during the prior year. General overhead remained stable on a year-over-year basis.

Loss on Disposal of Fixed Assets
The Company had no loss on disposal of fixed assets during 2015.

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

Other Income & Tax Credit Income
Other income totaled $629,997 during 2015. December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to a customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credit during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE has subsequently recognized Other Income and has been paid $510,030 for its half of the blender tax credit dollars. During 2105, Other Income of $119,746 was also recognized on the final insurance settlement from the fire incident experienced August 1, 2014 at the biodiesel plant in Lenoir, NC. Additional Other Income totaling $221 was recognized on funds received which were associated with the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the "pool" for funding. Biodiesel producers compete for whatever funding is available from the USDA's pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

Other income totaled $120,111 during 2014. This amount was attributable to funding received from the USDA Biofuel Program, from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC, from NC Dept. of Revenue refunds, and from asset sales. Insurance coverage provided a net $39,711 for replacing the filter press and other minor electrical components damaged during the fire incident on August 1. Funds totaling $79,061 were received from the USDA Biofuel Program throughout the year. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by USDA agents, then submitted as part of the "pool" for funding. Biodiesel producers compete for whatever funding is available from the USDA's pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. We recognized $871 of Other Income due to a refund issued by the NCDOR which was related to overpayment of income taxes. Asset sales totaling $468 were recognized in 2014 as NABE sold the damaged filter press to a metal salvage company.

Interest Expense
Interest expense was $1,131 during 2015.

Interest expense was $2,795 during 2014.

Net Income (Loss)
The Company had a net loss of ($233,056) during 2015.

The Company had a net loss of ($349,038) during 2014.

Debt Obligations and Commitments
Contractual Obligations	Total	Less than one year	1 - 2 Years	2 - 5 Years	More than 5 Years
Term loan (1)	$229	229	-	-	-
Term loan (2)	3,057	3,057	-	-	-

Total	$3,286	3,286	-	-	-
_______________________
 (1) NABE entered into a term note in April 2015 that matured in January 2016.  The note was payable in monthly principal and interest installments of $239.  Interest is payable at a rate of $10 per month.  The balance outstanding at December 31, 2015 was $229.

 (2) NABE entered into a term note in May 2015 that matures in March 2016.  The note was payable in monthly principal and interest installments of $1,073.  Interest is payable monthly at a rate of 8.42%.  The balance outstanding at December 31, 2015 was $3,057.

Liquidity and Capital Resources

Working Capital
	As of December 31, 2015	As of December 31, 2014
Current Assets	$149,800	$20,528
Current Liabilities	546,280	604,660

Working Capital Deficiency	(396,480)	(584,132)

Accumulated Deficit	(6,287,517)	(6,054,460)

Cash Flows
	Year ended December 31, 2015	Year ended December 31, 2014
Cash provided by operating activities	$113,982	$99,389
Cash used in investing activities	(23,269)	(130,647)
Cash used in financing activities	(19,561)	(60,318)
Net increase (decrease) in cash	71,152	(91,576)

As of December 31, 2015, our current assets totaling $149,800 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $546,280 as of December 31, 2015. As a result we had a working capital deficiency of $396,480 at December 31, 2015.

Current assets for the Company totaled $20,528 as of December 31, 2014. Current liabilities for the Company totaled $604,660 as of December 31, 2014. As a result the Company had a working capital deficiency of $584,132 at December 31, 2014.

To December 31, 2015, the Company has funded its operations through the issuance of 33,774,332 shares (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

To date, our cash flow requirements have been primarily met by equity financings and from operating the Company's biodiesel production facility in Lenoir, NC. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Our auditors have issued a going concern opinion on the Company's financial statements for the year ended December 31, 2015.

Cash Provided By Operating Activities

During 2015, the Company's cash provided by operating activities totaled $113,982. For the same period, the Company's cash provided by operating activities was primarily attributable to recognizing $350,000 in consulting expense (stock-based compensation), generating trade receivables associated with biodiesel sales, and making payments on trade payables. Third party trade receivables decreased $5,478 and related party receivables increased $57,205 while inventories increased $4,966. Trade payables decreased $62,928 while third party payables increased $1,262 for the same period. Depreciation expense was $93,978 in 2015.

During 2014, the Company's cash provided by operating activities totaled $99,389. For the same period, the Company's cash provided by operating activities was primarily attributable to the net effect of import activities, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $2,560,713 and inventories decreased $2,731 in the year ended December 31, 2014. Trade payables decreased $2,250,704 for the same period. Depreciation expense was $95,336 in 2014. The Company wrote off receivables totaling $11,096 during 2014.

Cash Used In Investing Activities

During 2015, the Company's cash used in investing activities totaled $23,269. The total amount represents funds paid for boiler fan repair and replacement ($2,643), for a petroleum diesel tank/pump set ($1,574), and for storage system enhancements ($19,052) at the NABE facility in Lenoir, NC.

During 2014, the Company's cash used in investing activities totaled $130,647. Of the total, $40,912 represented billings for biodiesel processing and filtration equipment that was installed at the production facility in Lenoir, North Carolina.  Portions of the newly installed equipment had been captured in Construction in Progress (CIP) at December 31, 2013.  All of the equipment has been transferred out of CIP and into fixed assets.  Additional investing activities included replacement of the filter press that was destroyed in the fire at the plant in Lenoir. The cost for the replacement filter press was $46,450. Painting and flooring repairs associated with the fire at the plant in Lenoir contributed another $16,215 to the amount of cash used in investing activities for 2014.

Cash Used In Financing Activities

During 2015, the Company's cash used in financing activities totaled $19,561 for payments on debts to third-party creditors. This amount represents payments on long-term debt to third-party creditors. Also during 2015, the Company borrowed $105,929 from a related party and repaid the full amount during the same year.

During 2014, the Company's cash used in financing activities totaled $60,318 for payments on debts to third-party creditors.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Incoming, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incoming, Inc. and its subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 12, 2016

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$71,496	$344
Accounts receivable, trade, net	250	5,728
Accounts receivable, related party	57,205	-
Inventory	15,318	10,352
Prepaid expenses	5,131	3,704
Other current assets	400	400
Total current assets	149,800	20,528

Property and equipment, net	624,787	695,496
Total assets	$774,587	$716,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$205,496	$268,423
Current maturities of long term debt	3,286	21,465
Accrued liabilities	61,320	39,856
Accounts payable – related party	276,178	274,916
Total current liabilities	546,280	604,660

Long-term debt	-	-
Total Liabilities	546,280	604,660

Capital stock $.001 par value; 200,000,000 shares authorized;
Class A - 31,774,332 and 29,274,332 shares issued and outstanding, respectively	31,774	29,274
Convertible Class B - 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,134,570
Accumulated deficit	(6,287,517)	(6,054,460)
Total stockholders' equity
	228,307	111,364
Total liabilities and stockholders' equity	$774,587	$716,024

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014
Revenue	$44,863	$240,681
Revenues from related parties	81,540	98,856
Total revenue	126,403	339,537

Cost of revenue	394,616	580,942
Depreciation	93,978	95,336
Gross loss	(362,191)	(336,741)

Selling, general, and administrative expenses	499,731	125,297
Loss on disposal of fixed assets	-	4,316

Income (loss) from operations	(861,922)	(466,354)

Other income (expense)
Other income	119,967	120,111
Interest expense	(1,131)	(2,795)
Total other income	628,866	117,316
Net Loss	$(233,056)	$(349,038)

Net Loss per Class A Common Share (Basic and Diluted)	(0.01)	(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	(0.12)	(0.18)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,438,716	29,274,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities
Net loss	$(233,056)	$(349,038)
Adjustments to reconcile net loss to net cash provided by operations
Stock-based compensation	350,000	-
Loss on disposal of fixed assets	-	4,316
Bad debts written off	-	11,096
Depreciation	93,978	95,336
Changes in operating assets and liabilities
Accounts receivable	5,478	2,287,230
Accounts receivable – related party	(57,205)	273,482
Prepaid expenses	(1,427)	9,904
Inventory	(4,966)	2,731
Other assets	-	300
Accounts payable	(62,928)	(2,250,704)
Accounts payable – related party	1,262	-
Accrued expenses	22,846	14,736
Net cash provided by operating activities	113,982	99,389
Cash flows from investing activities
Purchase of fixed assets	(23,269)	(130,647)
Net cash used in investing activities	(23,269)	(130,647)
Cash flows from financing activities
Principal payments on debt	(19,561)	(60,318)
Net cash used in financing activities	(19,561)	(60,318)

Net change in cash for period	71,152	(91,576)
Cash at beginning of period	344	91,920
Cash at end of period	$71,496	344

Supplemental disclosure of cash flow information
Cash paid for interest	$1,131	2,795
Cash paid for income taxes	623	4,952

Non-cash investing and financing activities
Construction in progress transferred to property and equipment	-	92,881
Additions to prepaid expenses	11,314	9,520
Write-off of fully depreciated assets	135,559	39,023

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015 and 2014

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2013	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(5,705,422)	$460,402

Net loss	-	-	-	-	-	(349,038)	(349,038)
Balances, December 31, 2014	29,274,332	$29,274	1,980,000	$1,980	$6,134,570	$(6,054,460)	$111,364

Stock-based Compensation	2,500,000	2,500	-	-	347,500	-	350,000
Net loss	-	-	-	-	-	(233,056)	(233,056)
Balances, December 31, 2015	31,774,332	$31,774	1,980,000	$1,980	$6,482,070	$(6,287,516)	$228,307

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature and Continuance of Operations

Organization

On December 22, 2006, Incoming, Inc. ("we" or the "Company") was incorporated in Nevada. Through our wholly-owned subsidiary North American Bio-Energies LLC ("NABE"), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC ("Foothills").

Going Concern

The financial statements presented in this document have been prepared on a going-concern basis. As of December 31, 2015, the Company has a working capital deficiency of $396,480 and has an accumulated deficit of $6,287,517. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company's capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2015 and 2014, the Company had cash of $71,496 and $344, respectively, held in FDIC insured accounts.

Revenue Recognition

Incoming derives all of its revenue from operations of the NABE biodiesel plant in Lenoir, North Carolina, which was acquired in August of 2010.  Through NABE, the Company's operations are focused primarily on biodiesel production and sales. Currently, we derive the majority of our revenue from the sale of biodiesel and the sale of glycerin, a by-product from bio-diesel production.  We generate net revenue from imported biodiesel sales between the buyer and the seller.  Gross revenues are generated from the sale of own-produced biodiesel, glycerin and RIN's.  Revenues from biodiesel and glycerin sales are recognized when the product has been delivered and collectability is reasonably assured.

Accounts Receivable

Accounts receivable represent valid claims against customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer's credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management's estimate of collectability at the time of their review. Accounts receivable are written off when the account is deemed uncollectible.
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

Net Income/(Loss) per Share

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings per Share", basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to consultants are accounted for in accordance with  ASC 505-50, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services."

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, "Accounting for Income Taxes". This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

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

Note 3 Inventory

Inventories consisted of the following as of December 31, 2015 and 2014:
	2015	2014
Raw materials	$8,609	$10,352
Work in process	-	-
Finished goods	2,603	-
By-products	4,106	-
Total	$15,318	$10,352

Note 4 Tax Credit Receivable

The Company is considered a small agri-biodiesel producer and therefore is eligible for biodiesel and renewable diesel fuels tax credits, when avaiable.  On sales of blended biodiesel, the Company is eligible for a $1 per gallon blender's credit, which is a refundable credit based on the Company's production and sale of qualified agri-biodiesel in a given tax year. The estimated total tax credit receivable as of December 31, 2015 and 2014 was $0 and $0, respectively.  In December of 2015, the US Congress reinstated the credit retroactively for all of 2015 and prospectively through December 31, 2016. The IRS issued guidance for filing for the credit in January of 2015.  Companies may begin submitting claims for the retroactively reinstated 2015 blender tax credits in February of 2016.

Note 5 Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014.
	2015	2014
Plant and equipment (1-20 years)	$804,866	$915,157
Leasehold improvements (2-5 years)	81,245	81,245
Vehicle (5 years)	9,800	9,800
Office equipment & software (2-5 years)	-	2,000
	895,911	1,008,202
Less: accumulated depreciation	(271,124)	(312,706)
Total	$624,787	$695,496

Depreciation expense totaled $93,978 and $95,336 for the years 2015 and 2014, respectively.

During 2015, NABE did not recognize any loss for disposal of fixed assets.

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

Note 6 Bank Line of Credit and Notes Payable

At December 31, 2009, NABE had available a $250,000 revolving credit agreement with a bank. Interest was paid monthly at a variable rate of prime plus one percent, with an interest rate floor of 5.25%. On April 27, 2010, this line was modified into a five-year term loan with 59 monthly principal and interest installments of $4,805 with one final payment on April 25, 2015.  At the time the term loan was established in 2010, the Company pledged accounts receivable, inventory and equipment as collateral. The balances outstanding at December 31, 2015 and 2014 were $0 and $19,561, respectively.

NABE entered into a term note totaling $2,061 in April 2015 that matured in January 2016.  The note is payable in monthly principal and interest installments of $239.  Interest is payable at a rate of $10 per month.  The balance outstanding at December 31, 2015 was $229. There was no collateral required for the note.

NABE also entered into a term note totaling $10,326 in May 2015 that matured in March 2016.  The note is payable in monthly principal and interest installments of $1,073.  Interest is payable monthly at a rate of 8.42%.  The balance outstanding at December 31, 2015 was $3,057. There was no collateral required for the note.

Note 7 Related Party Transactions

 NABE sells a portion of its finished goods to Echols Oil Company, a company owned by Incoming, Inc's CEO, R. Samuel Bell, Jr.  During 2015 and 2014, sales to the related companies were $81,540 and $98,856, respectively.  As of December 31, 2015, the Company had outstanding related party receivables totaling $57,205 and outstanding payables of $276,178.  Of the total amount of related party payables at December 31, 2015, $274,916 represents payables to Green Valley Bio-Fuels. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company's Board of Directors. The remaining $1,262 in related party payables is owed to Echols Oil Co.

Note 8 Equity Transactions

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

There are no outstanding options or warrants issued or outstanding.

During 2015 and 2014, Incoming, Inc. consummated the following equity transactions:

1.	Effective February 10, 2015, the Board of Directors of the Company approved the Incoming, Inc. 2014 Stock Incentive Plan (the "Plan"). The Plan, under which awards can be granted until February 10, 2025 or the Plan's earlier termination, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted awards in the form of restricted stock awards and restricted stock units, performance awards in the form of performance shares and performance units, phantom stock awards and other stock-based awards to selected employees, directors and independent contractors of the Company and its affiliates.

2.	On February 18, 2015, the Compensation Committee of the Board of Directors of the Company approved grants of shares to each of Samuel Bell, the Company's Chief Executive Officer and Felix Leslie, the Company's Vice President of Corporate Development. Mr. Bell was awarded two million (2,000,000) shares. Mr. Leslie was awarded Five Hundred Thousand (500,000) shares. Mr. Bell's award was in consideration of foregone cash compensation over the prior three years. Mr. Leslie's award was in consideration of service to the Company and foregone cash compensation therefore over the prior year and a half. Each grant was pursuant to the newly adopted Plan.The 2.5 million shares granted to Mr. Bell and to Mr. Leslie were valued at $0.14 per share, or $350,000 total. None of the expense was deferred as the Company recognized all of the expense at the time the shares were granted.

Note 9 Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,532,000 and $1,314,000 at December 31, 2015 and 2014 and will expire beginning in 2028.

At December 31, 2015 and 2014, deferred tax assets consisted of the following:
	2015	2014
Deferred tax assets
Net operating losses	$536,000	$460,000
Less: valuation allowance	(536,000)	(460,000)

Net deferred tax asset	$-	$-

Note 10 Major Customers and Vendors

During 2015, one related party customer accounted for 65% of total revenue while three third-party customers accounted for 32% of total revenue. The customers to whom the third-party sales were made included Customer A (16% of total), Customer B (12%), and Customer C (4%). During 2015, there were three third party vendors who accounted for 96% of direct material costs.

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

Note 11 Other Income

During 2015, NABE recognized Other Income from tax credits associated with IRS biodiesel blending program, from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC, and from the USDA Biofuel Program. December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to a customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credit during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE subsequently recognized Other Income upon receipt of $510,030 for its half of the blender tax credit dollars. Other Income of $119,746 was also recognized on the final insurance settlement from the fire incident experienced August 1, 2014 at the biodiesel plant in Lenoir, NC. Additional Other Income totaling $221 was recognized on funds received which were associated with the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the "pool" for funding. Biodiesel producers compete for whatever funding is available from the USDA's pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

During 2014, NABE recognized Other Income from the USDA Biofuel Program, from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC, from NC Department of Revenue refunds, and from asset sales.  Insurance coverage provided a net $39,711 for replacement of the filter press and other minor electrical components damaged during the fire incident on August 1. Funds totaling $79,061 were received from the USDA Biofuel Program throughout the year. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the "pool" for funding. Biodiesel producers compete for whatever funding is available from the USDA's pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. We recognized $871 of Other Income due to a refund issued by the NCDOR which was related to overpayment of income taxes. Asset sales totaling $468 were recognized in 2014 as NABE sold the damaged filter press to a metal salvage company.

Note 12 Litigation

December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to one customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credits during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that the customer had successfully filed for and received the tax credit funds. NABE subsequently recognized Other Income and was paid $510,030 for its half of the blender tax credit dollars.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO") of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015. The Company has taken the steps described below to remediate such material weaknesses.

(b) Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company's internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company' assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our internal control over financial reporting:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2015.

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell, Jr.	60	CEO, Chairman
William D. Curtis	59	Director
Frank A. Gay	54	Director
James Gay	55	Director
David Mixson	55	Director
Eric S. Norris	47	Treasurer, Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Involvement in Certain Material Legal Proceedings During the Last Ten Years

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that has resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in "Certain Relationships and Related Transactions, and Director Independence," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to SEC rules or regulations.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	280,000(1)	-0-	-0-	-0-	-0-	280,000
Eric S. Norris, Treasurer and Director	2014	4,500	-0-	-0-	-0-	-0-	-0-	-0-	4,500
	2015	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
Frank Aaron Gay, Director	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________________________________
 (1) The Company issued Mr. Bell 2,000,000 shares of the Company's Class A common stock on February 18, 2015 for certain consulting services to the Company. The fair value of the shares (as determined by the Company) on the date of issuance was a price equal to $0.14 per share.

Employment Agreements

We currently do not have employment agreements with any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended December 31, 2015, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.  We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2015 and currently no compensation arrangements are in place for the compensation of directors.

Compensation Committee

In August of 2014, the Board of Directors formed a Compensation Committee. The committee's purpose is to determine appropriate pay programs that serve the Company's best interests and are aligned with our business strategy. Eric S Norris and W. Dennis Curtis, Jr. were appointed to serve on the committee having been determined to meet the necessary requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company's outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock; (ii) the Company's chief executive officer, its other executive officers, and each director; and (iii) all of the Company's directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 1, 2016 based upon: (i) 31,774,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock
Officers & directors
R. Samuel Bell, Jr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	CEO, Chairman of the Board	Class A Common Stock/ Class B Common Stock(1)	7,700,000/ 1,980,000	24.3%	100%
W. Dennis Curtis, Sr. c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	125,000	0.4%	--
Frank Aaron Gay c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	2,000,000	6.3%	--
David Mixson c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Director	Class A Common Stock	250,000	0.8%	--
Eric S. Norris c/o Incoming Inc 244 5th Ave Ste V235 New York, NY 10001	Treasurer, Director	Class A Common Stock	1,500,000	4.7%	--
All officers and directors as a group (5 total)		Class A Common Stock/ Class B Common Stock(1)	11,575,000/ 1,980,000	36.5%	100%
5% Beneficial Owners
Aaron West 1635 N Cahuenga Blvd. Los Angeles, CA 90028		Class A Common Stock	3,000,000	9.4%	--
Steve Gilcrease 3103 Pluto Street Dallas, TX 75212		Class A Common Stock	2,750,000	8.7%	--
_________________________

(1) In accordance with the terms of the Exchange Transaction, the holder of Class B Common Stock is entitled to two votes per share on all matters and votes with holders of Class A Common Stock together on all matters as one class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2015 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm's length transaction.

In 2015, the Company's subsidiary, NABE, sold $81,540 of product to Echols Oil Company. The Company's current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company.

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

Director Independence

We currently do not have any independent directors as the term "independent" is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit and tax fees that were billed or are expected to be billed for fiscal years 2015 and 2014:
	2015	2014
Audit Fees	37,500	34,100

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$37,500	$34,100

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
R. Samuel Bell, Jr.
Chairman and CEO

Date: April 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the "Company"), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell, Jr. R. Samuel Bell, Jr.	CEO and Chairman, Board of Directors (Principal Executive Officer)	April 12, 2016

/s/ Eric Norris Eric Norris	Vice President of Finance, Director (Principal Financial Officer)	April 12, 2016