Form 10-Q
period 2016-03-31
Incoming, Inc.
filed 2016-05-16
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]    NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]    NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   [  ]      No   [X]

As of May 15, 2016, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms "we", "our", "us", the "Company", "ICNN" and the "Registrant" refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$48,993	$71,496
Accounts receivable, trade, net	874	250
Accounts receivable, related party	34,053	57,205
Inventory	15,289	15,318
Prepaid expenses	951	5,131
Other current assets	400	400
Total current assets	100,560	149,800

Property and equipment, net	605,724	624,787
Total Assets	$706,284	$774,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$189,151	$205,496
Current maturities of long term debt	-	3,286
Accrued liabilities	61,362	61,320
Accounts payable – related parties	276,178	276,178
Total current liabilities	526,691	546,280

Total Liabilities	526,691	546,280

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,336,231)	(6,287,517)
Total Stockholders' Equity	179,593	228,307
Total Liabilities and Stockholders' Equity	$706,284	$774,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenue	$624	$18,086

Cost of revenue	10,836	43,949
Depreciation	19,063	25,543
Gross loss	(29,275)	(51,406)

Selling, General, and Administrative Expenses	19,373	371,204

Loss from operations	(48,648)	(422,610)

Other income (expense)
Grant and other income	105	43,678
Interest expense	(171)	(299)
Total other income (expense)	(66)	43,379

Net Loss	$(48,714)	$(379,231)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.02)	$(0.19)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	30,413,221
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash Flows from operating Activities
Net loss	$(48,714)	$(379,231)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	19,063	25,543
Stock-based compensation	-	350,000
Changes in operating assets and liabilities
Accounts receivable	(624)	952
Accounts receivable – related party	23,152	-
Prepaid expenses	4,180	3,237
Inventory	29	(1,740)
Accounts payable	(16,345)	(65,440)
Accrued expenses	42	66
Net cash used in operating activities	(19,217)	(66,613)
Cash flows from investing activities
Purchase of fixed assets	-	(2,643)
Net cash used in investing activities	-	(2,643)
Cash flows from financing activities
Proceeds from related party debt	-	105,929
Principal payments on debt	(3,286)	(16,088)
Net cash provided by (used in) financing activities	(3,286)	89,841
Net cash increase (decrease) for period	(22,503)	20,585
Cash at beginning of period	71,496	344
Cash at end of period	$48,993	$20,929

Supplemental disclosure of cash flow information
Cash paid for interest	$171	299
Cash paid for income taxes	-	493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on April 12, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying  financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying financial statements for the period ended March 31, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

Organization

Incoming, Inc. ("we" or the "Company") was incorporated on December 22, 2006 in Nevada.  Through our wholly-owned subsidiary North American Bio-Energies LLC ("NABE"), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC ("Foothills").

Note 2 Going Concern

These financial statements have been prepared on a going concern basis.    As of March 31, 2016, the Company had a working capital deficiency of $426,131, and had an accumulated deficit of $6,336,231.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the three months ended March 31, 2016, there were no sales to the related company. As of March 31, 2016, the Company had outstanding receivables from the related party company totaling $34,053. As of March 31, 2016, the Company had outstanding payables to Echols totaling $1,262, and had $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This section of the report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2015.

Overview

Company references herein are referring to consolidated information pertaining to Incoming, Inc., the registrant.

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report and elsewhere in the Company's Annual Report on Form 10-K and other public filings.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2016, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $624 during the period January 1, 2016 through March 31, 2016. Revenue generated during the period was due to sales of biodiesel and recovered methanol. Third-party biodiesel sales totaled $38 while recovered methanol sales of $586 during the first quarter of 2016.

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

Comparing the Company's activity for the period January 1, 2016 through March 31, 2016 to the activity for the period January 1, 2015 through March 31, 2015, there was a decrease in revenue of $17,462 from $18, 086 to $624. The period-over-period decrease was primarily due to persisting unfavorable biodiesel market forces. Since NABE typically sells biodiesel against diesel rack prices, the decline in petroleum market prices has adversely affected the Company's ability to sell biodiesel at a profit. In addition, feedstock costs have not dropped in line with decreased petroleum market prices.  There were no direct RIN sales during the first quarter of 2016. The Company had no RIN sales during the same period in 2015.

Cost of Revenue
Cost of revenue totaled $10,836 during the period January 1, 2016 through March 31, 2016. For the same period, cost of revenue consisted of costs associated with labor, overhead, and utilities.

Cost of revenue totaled $43,949 during the period January 1, 2015 through March 31, 2015. For the same period, cost of revenue consisted of costs associated with raw material (glycerin processing) purchases, labor, overhead, and utilities.

Comparing the Company's activity for the period January 1, 2016 through March 31, 2016 to the activity for the period January 1, 2015 through March 31, 2015, there was a decrease in cost of revenues of $33,113 as the cost of revenues dropped from $43,949 to $10,836. The period-over-period decrease was in line with reduced biodiesel sales.  During the current quarter, the Company recognized an offset to the cost of goods sold totaling $48,994 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,312 resulting from blender tax credit activity.

Gross Profit (Loss)
The Company had a gross loss of $29,275 for the period January 1, 2016 through March 31, 2016.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions.

The Company had a gross loss of $51,406 for the period January 1, 2015 through March 31, 2015.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including the expired biodiesel blender tax credit.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $19,373 for the period January 1, 2016 through March 31, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $371,204 for the period January 1, 2015 through March 31, 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprised of costs associated with payroll, office overhead and professional fees.

Comparing the Company's activity for the period January 1, 2016 through March 31, 2016 to the activity for the period January 1, 2015 through March 31, 2015, there was a decrease in SG&A expenses of $351,831 as SG&A declined from $371,204 to $19,373. The period-over-period increase was due primarily to the consulting expenses recognized in the first quarter of 2015that did not occur during the same period in the current year. General overhead remained stable considering the second quarter of the current year compared with the first quarter of the prior year.

Other Income (Expense)
Other income totaled $105during the period January 1, 2016 through March 31, 2016. During the first quarter of 2016, this amount was attributable to funding received from the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the "pool" for funding. Biodiesel producers compete for whatever funding is available from the USDA's pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

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

Liquidity and Capital Resources

Working Capital
	As of March 31, 2016	As of December 31, 2015
Current Assets	$100,560	$149,800
Current Liabilities	$526,691	$546,280
Working Capital Deficiency	$(426,131)	$(396,480)
Accumulated Deficit	$(6,336,231)	$(6,287,517)

Cash Flows
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash provided by operating activities	$(19,217)	$(66,613)
Cash used in investing activities	-	(2,643)
Cash used in financing activities	(3,286)	89,841
Net increase (decrease) in cash	$(22,503)	$20,585

As of March 31, 2016, our current assets totaling $100,560 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $526,691 as of March 31, 2016.  As a result, we had a working capital deficiency of $426,131.

Current assets for the Company totaled $149,800 as of December 31, 2015. Current liabilities for the Company totaled $546,280 as of December 31, 2015, which resulted in a working capital deficiency of $396,480.

Comparing the working capital deficiency at March 31, 2016 to the deficiency at December 31, 2015, there was an increase of $29,651 as the deficiency increased from $396,480 to $426,131. The biggest contributor to the overall increase was the Company's reduced production activity. Production activity was hampered due to lower biodiesel market prices, and due to relatively higher feedstock prices.

On a short-term basis, it is anticipated that the Company's liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2015 balance sheet date, total receivables have decreased $22,528 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2016, the Company generated a gross loss of $29,275 on sales of $624 over the same period. For three months ended March 31, 2015, the Company generated a gross loss of $51,406 on sales of $18,086 over the same period.

A portion of the Company's operations have been funded through the issuance of common stock shares. As of March 31, 2016, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Used In Operating Activities

During the period January 1, 2016 through March 31, 2016, the Company's cash used in operating activities totaled $19,217. For the same period, the Company's cash used in operating activities was primarily attributable to collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $22,528 while inventories decreased $29. Trade payables decreased $16,345 for the same period. Depreciation expense was $19,063 for the first three months of 2016.

During the period January 1, 2015 through March 31, 2015, the Company's cash used in operating activities totaled $66,613. For the same period, the Company's cash used in operating activities was primarily attributable to the net effect of by-product sales, collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $952 while inventories increased $1,740. Trade payables decreased $65,440 for the same period. Depreciation expense was $25,543 for the first three months of 2015.

Cash Used In Investing Activities

During the period January 1, 2016 through March 31, 2016, the Company had no cash flow related to investing activities.

During the period January 1, 2015 through March 31, 2015, the Company's cash used in investing activities totaled $2,643. The total amount represents funds paid for repair and replacement of the boiler fan at NABE facility in Lenoir, NC.

Cash Provided By Financing Activities

During the period January 1, 2016 through March 31, 2016, the Company's cash flow related to financing activities totaled $3,286. This amount represents funds paid for short-term debt during the current period.

During the period January 1, 2015 through March 31, 2015, the Company's cash provided by financing activities totaled $89,841.  Of the total amount, $105,929 represented proceeds received from related party debt. An offsetting amount totaling $19,088 was used for payment on long-term debt to third-party creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2016.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 15, 2016.

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

May 16, 2016
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)