Form 10-Q
period 2016-06-30
Incoming, Inc.
filed 2016-08-15
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

As of August 14, 2016, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms "we", "our", "us", the "Company", "ICNN" and the "Registrant" refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

INDEX

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$10,436	$71,496
Accounts receivable, trade, net	228	250
Accounts receivable, related party	56,738	57,205
Inventory	25,374	15,318
Prepaid expenses	12,817	5,131
Other current assets	400	400
Total current assets	105,993	149,800

Property and equipment, net	586,821	624,787
Total Assets	$692,814	$774,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$210,174	$205,496
Current maturities of debt	9,389	3,286
Accrued liabilities	61,597	61,320
Accounts payable – related parties	276,178	276,178
Total current liabilities	557,338	546,280

Total Liabilities	557,338	546,280

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,380,348)	(6,287,517)
Total Stockholders' Equity	135,476	228,307
Total Liabilities and Stockholders' Equity	$692,814	$774,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016		Six months ended June 30, 2015
Revenue	$46,195	$7,338		$46,819	$25,424
Revenue from related parties	24,360	23,800		24,360	23,800
Total revenue	70,555	31,138		71,179	49,224

Cost of revenue	73,970	141,793		84,806	185,742
Depreciation	18,903	25,827		37,966	51,370
Gross loss	(22,318)	(136,482)		(51,593)	(187,888)

Selling, General, and Administrative Expenses	21,650	27,813		41,023	399,017

Loss from Operations	(43,968)	(164,295)		(92,616)	(586,905)

Other income (expense)
Grant and other income	57	586,200		162	629,878
Interest expense	(206)	(641)		(377)	(940)
Total other income (expense)	(149)	585,559		(215)	628,938

Net Income (Loss)	$(44,117)	$421,264		$(92,831)	$42,033

Net Income (Loss) per Class A Common Share (Basic and Diluted)	$(0.00)	$0.01	$	(0.00)	$0.00
Net Income (Loss) per Class B Common Share (Basic and Diluted)	$(0.02)	$0.21		$(0.05)	$0.02
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332		31,774,332	31,097,536
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000		1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from operating Activities
Net income (loss)	$(92,831)	$42,033
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	37,966	51,370
Stock-based compensation	-	350,000
Changes in operating assets and liabilities
Accounts receivable	22	2,446
Accounts receivable – related party	467	(23,187)
Prepaid expenses	4,108	(9,788)
Inventory	(10,056)	(26,164)
Accounts payable	4,678	895
Accrued expenses	277	8,061
Net cash provided by (used in) operating activities	(55,369)	395,666
Cash flows from investing activities
Purchase of fixed assets	-	(4,216)
Net cash used in investing activities	-	(4,216)
Cash flows from financing activities
Proceeds from related party debt	-	105,929
Payments on related party debt	-	(105,929)
Principal payments on debt	(5,691)	(19,561)
Net cash used in financing activities	(5,691)	(19,561)
Net cash increase (decrease) for period	(61,060)	371,889
Cash at beginning of period	71,496	344
Cash at end of period	$10,436	$372,233

Supplemental disclosure of cash flow information
Cash paid for interest	$377	$940
Cash paid for income taxes	-	493

Non-cash financing transactions
Prepaid expense financed with notes payable	$11,794	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on April 12, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying financial statements for the period ended June 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

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

Note 2 Going Concern

These financial statements have been prepared on a going concern basis.    As of June 30, 2016, the Company had a working capital deficiency of $451,345, and had an accumulated deficit of $6,380,348.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

INDEX

Note 3 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the six months ended June 30, 2016, the Company had sales to the related company totaling $24,360. As of June 30, 2016, the Company had outstanding receivables from the related party company totaling $56,738. As of June 30, 2016, the Company had outstanding payables to Echols totaling $1,262, and had $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company's Board of Directors.

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

INDEX

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2016 and 2015, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $70,555 during the period April 1, 2016 through June 30, 2016. Revenue generated during the period was due to sales of biodiesel, RINs, and materials recovered during glycerin purification processing. During the period April 1, 2016 through June 30, 2016, our biodiesel sales to third parties totaled approximately $2,536 and our sales to related parties amounted to $24,630. RIN sales transacted during the second quarter of 2016 totaled $43,043. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields high fatty acid oil and recovered methanol.  Sales of the recovered methanol sales were $616 for the period under consideration.

The Company generated revenues of $31,138 during the period April 1, 2015 through June 30, 2015. Revenue generated during the period was due to sales of biodiesel and materials recovered during glycerin purification processing. During the period April 1, 2015 through June 30, 2015, our biodiesel sales to third parties totaled approximately $3,292 and our sales to related parties amounted to $23,800. There were no RIN sales transacted during the second quarter of 2015. Sales of high fatty acid oil totaled $3,874 while recovered methanol sales were $172 for the period under consideration.

INDEX

Comparing the Company's activity for the period April 1, 2016 through June 30, 2016 to the activity for the period April 1, 2015 through June 30, 2015, there was an increase in revenue of $39,417 from $31,138 to $70,555. The period-over-period increase was primarily due to RIN sales of $43,043 during the second quarter of 2016, which were compared with no RIN sales during the same period in 2015. Also impacting comparative revenues were sales of high fatty acid oil and recovered methanol. The Company had high fatty acid oil sales of $3,874 during the second quarter of 2015, while there were no sales of high fatty acid oil during the same period in 2016. The Company recognized $172 in recovered methanol sales during the second quarter of 2015, and recognized $616 in recovered methanol sales during the same period in 2016.

The Company generated revenues of $71,179 during the period January 1, 2016 through June 30, 2016. Revenue generated during the period was due to sales of biodiesel, RINs, and materials recovered during glycerin purification processing. Our third party biodiesel sales totaled $2,573 in the first half of 2016. We had biodiesel sales to related parties totaling $24,360 during the period under consideration. RIN sales transacted during the first half of 2016 totaled $43,043. Recovered methanol sales were $1,203 for the period January 1, 2016 through June 30, 2016.

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

Comparing the Company's activity for the period January 1, 2016 through June 30, 2016 to the activity for the period January 1, 2015 through June 30, 2015, there was an increase in revenue of $21,955 from $49,224 to $71,179. The period-over-period increase was primarily due to RIN sales of $43,043during the first half of 2016 as compared with no RIN sales during the same period in 2015. Third party biodiesel sales totaled $2,573 in the first six months of 2016, but amounted to $3,559 for the same period in 2015. Also impacting comparative revenues were sales of high fatty acid oil, glycerin, and recovered methanol. The Company had high fatty acid oil sales of $19,930 during the first half of 2015 while there were no sales of high fatty acid oil during the same period in 2016. The Company had glycerin sales of $1,346 during the first half of 2015, but had no glycerin sales during the same period in 2016. The Company recognized $1,203 in recovered methanol sales during the first half of 2016 and had $589 in recovered methanol sales during the same period in 2015.

Cost of Revenue
Cost of revenue totaled $73,970 during the period April 1, 2016 through June 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $141,793 during the period April 1, 2015 through June 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company's activity for the period April 1, 2016 through June 30, 2016 to the activity for the period April 1, 2015 through June 30, 2015, there was a decrease in cost of revenues of $67,823 as the cost of revenues decreased from $141,793 to $73,970. The period-over-period decrease was due to operating with a leaner production crew at the biodiesel facility in Lenoir, NC. Comparing the current quarter to the same period in the prior year, biodiesel material costs increased $28,544. All feedstock was converted to biodiesel with some finished product remaining in inventory at the end of the current quarter. When allowable, the Company recognizes a reduction in cost of goods sold resulting from filing for blender tax credits. The Company did not file for any blender tax credits during the second quarter of 2016, nor did we file for any blender tax credits during the same period in 2015.

INDEX

Cost of revenue totaled $84,806 during the period January 1, 2016 through June 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $185,742 during the period January 1, 2015 through June 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company's activity for the period January 1, 2016 through June 30, 2016 to the activity for the period January 1, 2015 through June 30, 2015, there was a decrease in cost of revenues of $100,936 as the cost of revenues dropped from $185,742 to $84,806. The period-over-period decrease was due to operating with a leaner production crew at the biodiesel production facility in Lenoir, NC.  During the first half of 2016, the Company recognized an offset to the cost of goods sold totaling $48,994 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,312 resulting from blender tax credit activity.

Gross Loss
The Company had a gross loss of $22,318 for the period April 1, 2016 through June 30, 2016.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $136,482 for the period April 1, 2015 through June 30, 2015.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including the expired biodiesel blender tax credit.

The Company had a gross loss of $51,593 for the period January 1, 2016 through June 30, 2016.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $187,888 for the period January 1, 2015 through June 30, 2015.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices and the expired biodiesel blender tax credit.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $21,650 for the period April 1, 2016 through June 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $27,813 for the period April 1, 2015 through June 30, 2015. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

INDEX

Comparing the Company's activity for the period April 1, 2016 through June 30, 2016 to the activity for the period April 1, 2015 through June 30, 2015, there was a decrease in SG&A expenses of $6,163 as SG&A decreased from $27,813to $21,650. The period-over-period decrease was due primarily to reduced plant personnel at the biodiesel production facility in Lenoir, NC.

SG&A expenses totaled $41,023 for the period January 1, 2016 through June 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $399,017 for the period January 1, 2015 through June 30, 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprised of costs associated with payroll, office overhead and professional fees.

Comparing the Company's activity for the period January 1, 2016 through June 30, 2016 to the activity for the period January 1, 2015 through June 30, 2015, there was a decrease in SG&A expenses of $357,994 as SG&A declined from $399,017 to $41,023. The period-over-period decrease was due primarily to the consulting expenses recognized during the first half of 2015 that did not occur during the same period in 2016. General overhead remained stable considering the first half of the current year compared with the first half of the prior year.

Other Income (Expense)
Other Income totaled $57 during the period April 1, 2016 through June 30, 2016. During the second quarter of 2016, this amount was attributable to funding received from the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the "pool" for funding. Biodiesel producers compete for whatever funding is available from the USDA's pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

Other Income totaled $586,200 during the period April 1, 2015 through June 30, 2015. December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to a customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credit during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE has subsequently recognized Other Income and has been paid $510,030 for its half of the blender tax credit dollars. During the April 1, 2015 through June 30, 2015, additional Other Income was recognized on the final insurance settlement from the fire experienced at the biodiesel plant in Lenoir, NC. Insurance coverage provided $76,170 for damages associated with the fire incident on August 1, 2014.

Other Income totaled $162 during the period January 1, 2016 through June 30, 2016. During the first six months of 2016, this amount was attributable to funding received from the USDA Biofuel Program.

INDEX

Other Income totaled $629,878 during the period January 1, 2015 through June 30, 2015. During the first six months of 2015, this amount was attributable to funding received from prior-period tax credit sharing, from the USDA Biofuel Program and from continued insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC. Insurance coverage provided $119,746 for cleaning expenses and for replacing items damaged during the fire incident on August 1, 2014. NABE recognized Other Income of $510,030 for its half of the blender tax credit dollars attributable to prior-period activity. An additional $102 was received in USDA Biofuel Program funding during the first half.

Liquidity and Capital Resources

Working Capital
	As of June 30, 2016	As of December 31, 2015
Current Assets	$105,993	$149,800
Current Liabilities	$557,338	$546,280
Working Capital Deficiency	$(451,345)	$(396,480)
Accumulated Deficit	$(6,380,348)	$(6,287,517)

Cash Flows
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash provided by operating activities	$(55,369)	$395,666
Cash used in investing activities	-	(4,216)
Cash used in financing activities	(5,691)	(19,561)
Net increase (decrease) in cash	$(61,060)	$372,233

As of June 30, 2016, our current assets totaling $105,993 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $557,338 as of June 30, 2016.  As a result, we had a working capital deficiency of $451,345.

Current assets for the Company totaled $149,800 as of December 31, 2015. Current liabilities for the Company totaled $546,280 as of December 31, 2015, which resulted in a working capital deficiency of $396,480.

Comparing the working capital deficiency at June 30, 2016 to the deficiency at December 31, 2015, there was an increase of $54,865 as the deficiency increased from $396,480 to $451,345. The biggest contributor to the overall increase in the deficit was operating in an environment of unfavorable market conditions – lower benchmark petroleum prices while feedstock prices have not reduced commensurately.

On a short-term basis, it is anticipated that the Company's liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2015 balance sheet date, total receivables have increased $489 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the six months ended June 30, 2016, the Company generated a gross loss of $51,593 on sales of $71,179 over the same period. For the six months ended June 30, 2015, the Company generated a gross loss of $187,888 on sales of $49,224 over the same period.

INDEX

A portion of the Company's operations have been funded through the issuance of common stock shares. As of June 30, 2016, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

To date, our cash flow requirements have been primarily met by equity financings and from operating the Company's biodiesel production facility in Lenoir, NC. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Our ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Cash Provided By (Used In) Operating Activities

During the period January 1, 2016 through June 30, 2016, the Company's cash used in operating activities totaled $55,369. For the same period, the Company's cash provided by operating activities was primarily attributable to generating trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Third party trade receivables decreased $22 and related party receivables decreased $467 while inventories increased $10,056. Trade payables increased $4,678 for the same period. Depreciation expense was $37,966 for the first six months of 2016.

During the period January 1, 2015 through June 30, 2015, the Company's cash provided by operating activities totaled $395,666. For the same period, the Company's cash provided by operating activities was primarily attributable to recognizing $350,000 in consulting expense (stock-based compensation), generating trade receivables associated with biodiesel sales, and making payments on trade payables. Third party trade receivables decreased $2,446 and related party receivables increased $23,187 while inventories increased $26,164. Trade payables increased $895 for the same period. Depreciation expense was $51,370 for the first six months of 2015.

Cash Used In Investing Activities

During the period January 1, 2016 through June, 2016, the Company had no cash flows related to investing activities.

During the period January 1, 2015 through June, 2015, the Company's cash used in investing activities totaled $4,216. The total amount represents funds paid for boiler fan repair and replacement ($2,643) and for a petroleum diesel tank/pump set ($1,573) at the NABE facility in Lenoir, NC.

Cash Used In Financing Activities

During the period January 1, 2016 through June 30, 2016, the Company's cash flow related to financing activities totaled $5,691. This amount represents funds paid for short-term debt during the current period.

During the period January 1, 2015 through June 30, 2015, the Company's cash used in financing activities totaled $19,561.  This amount represents payments on long-term debt to third-party creditors. Also during the first half of 2015, the Company borrowed $105,929 from a related party and repaid the full amount during the same period.

INDEX

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2016.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2016.

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

INDEX

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

August 15, 2016
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)