Form 10-Q
period 2016-09-30
Incoming, Inc.
filed 2016-11-14
CIK 1423325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

As of November 14, 2016, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms "we", "our", "us", the "Company", "ICNN" and the "Registrant" refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

INDEX

INCOMING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$1,394	$71,496
Accounts receivable, trade, net	222	250
Accounts receivable, related party	-	57,205
Inventory	12,065	15,318
Prepaid expenses	8,834	5,131
Other current assets	400	400
Total current assets	22,915	149,800

Property and equipment, net	567,797	624,787
Total Assets	$590,712	$774,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$212,097	$205,496
Current maturities of debt	5,782	3,286
Accrued liabilities	61,597	61,320
Accounts payable – related parties	276,178	276,178
Total current liabilities	555,654	546,280

Total Liabilities	555,654	546,280

Capital stock $.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,480,766)	(6,287,517)
Total Stockholders' Equity	35,058	228,307
Total Liabilities and Stockholders' Equity	$590,712	$774,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

INCOMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30, 2016	Three months ended September 30, 2015		Nine months ended September 30, 2016		Nine months ended September 30, 2015
Revenue	$658		$18,914		$47,477	$44,338
Revenue from related parties	74,585		34,624		98,945	58,424
Total revenue	75,243		53,538		146,422	102,762

Cost of revenue	110,782		115,371		195,588	301,113
Depreciation	19,024		23,304		56,990	74,674
Gross loss	(54,563)		(85,137)		(106,156)	(273,025)

Selling, General, and Administrative Expenses	46,265		37,427		87,289	436,446

Loss from Operations	(100,828)		(122,564)		(193,445)	(709,471)

Other income (expense)
Grant and other income	558		119		720	629,997
Interest expense	(147)		(111)		(524)	(1,051)
Total other income (expense)	411		8		196	628,946

Net Loss	$(100,417)		$(122,556)		$(193,249)	$(80,525)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$	(0.00)	$	(0.01)	$(0.00)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.05)		$(0.06)		$(0.10)	$(0.04)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332		31,774,332		31,774,332	31,325,614
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000		1,980,000		1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
INCOMING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from operating Activities
Net (loss)	$(193,249)	$(80,525)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	56,990	74,674
Stock-based compensation	-	350,000
Changes in operating assets and liabilities
Accounts receivable	28	2,504
Accounts receivable – related party	57,205	(34,037)
Prepaid expenses	8,091	1,463
Inventory	3,253	(18,357)
Accounts payable	6,601	(22,257)
Accrued liabilities	277	5,478
Net cash provided by (used in) operating activities	(60,804)	278,943
Cash flows from investing activities
Purchase of fixed assets	-	(23,268)
Net cash used in investing activities	-	(23,268)
Cash flows from financing activities
Proceeds from related party debt	-	105,929
Payments on related party debt	-	(105,929)
Principal payments on debt	(9,298)	(26,632)
Net cash used in financing activities	(9,298)	(26,632)
Net cash increase (decrease) for period	(70,102)	229,043
Cash at beginning of period	71,496	344
Cash at end of period	$1,394	$229,387

Supplemental disclosure of cash flow information
Cash paid for interest	$524	$1,051
Cash paid for income taxes	$226	$493

Non-cash financing transactions
Prepaid expense financed with notes payable	$11,794	$7,071
Write-off of fully depreciated assets	$-	$134,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

INCOMING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1   Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on April 12, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying financial statements for the period ended September 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

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

Note 2   Going Concern

These financial statements have been prepared on a going concern basis.  As of September 30, 2016, the Company had a working capital deficiency of $532,739, and had an accumulated deficit of $6,480,766.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

INDEX
Note 3   Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the nine months ended September 30, 2016, the Company had sales to the related company totaling $98,945. As of September 30, 2016, the Company had no outstanding receivables from the related party company. As of September 30, 2016, the Company had outstanding payables to Echols totaling $1,262, and had $274,916 in related party payables to Green Valley Bio-Fuels.  Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company's Board of Directors.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2016 and 2015, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties
The Company generated revenues of $75,243 during the period July 1, 2016 through September 30, 2016. Revenue generated during the period was due to sales of biodiesel, RINs, and materials recovered during glycerin purification processing. During the period July 1, 2016 through September 30, 2016, our biodiesel sales to third parties totaled approximately $42 and our sales to related parties amounted to $74,585. RINs were transferred to the related party for all such sales transacted during the third quarter of 2016. During the glycerin purification process, acid is added to the crude glycerin. As a result, high fatty acid oil separates from the glycerin and yields high fatty acid oil and recovered methanol.  Sales of the recovered methanol sales were $616 for the period under consideration.

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

INDEX

Comparing the Company's activity for the period July 1, 2016 through September 30, 2016 to the activity for the period July 1, 2015 through September 30, 2015, there was an increase in revenue of $21,705 from $53,538 to $75,243. The period-over-period increase was primarily due to the inclusion of RINs in our biodiesel sales to related parties during the third quarter of 2016, which did not occur during the same period in 2015. Also impacting comparative revenues were sales of de-methylated glycerin and recovered methanol. The Company had de-methylated glycerin sales of $3,225 during the third quarter of 2015, while there were no sales of de-methylated glycerin during the same period in 2016. The Company recognized $557 in recovered methanol sales during the third quarter of 2015, and recognized $616 in recovered methanol sales during the same period in 2016.

The Company generated revenues of $146,422 during the period January 1, 2016 through September 30, 2016. Revenue generated during the period was due to sales of biodiesel, RINs, and materials recovered during glycerin purification processing. Our third party biodiesel sales totaled $2,615 in the first nine months of 2016. We had biodiesel sales to related parties totaling $98,945 during the period under consideration. RIN sales transacted to third parties during the first three quarters of 2016 totaled $43,043. Recovered methanol sales were $1,819 for the period January 1, 2016 through September 30, 2016.

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

Comparing the Company's activity for the period January 1, 2016 through September 30, 2016 to the activity for the period January 1, 2015 through September 30, 2015, there was an increase in revenue of $43,660 from $102,762 to $146,422. The period-over-period increase was primarily due to RIN sales of $43,043 during the first nine months of 2016 as compared with no RIN sales during the same period in 2015. Third party biodiesel sales totaled $98,945 in the first nine months of 2016, but amounted to $58,424 for the same period in 2015. Also impacting comparative revenues were sales of high fatty acid oil, glycerin, and recovered methanol. The Company had high fatty acid oil sales of $19,930 during the first nine months of 2015 while there were no sales of high fatty acid oil during the same period in 2016. The Company had glycerin sales of $4,571 during the first nine months of 2015, but had no glycerin sales during the same period in 2016. The Company recognized $1,819 in recovered methanol sales during the first three quarters of 2016 and had $1,146 in recovered methanol sales during the same period in 2015.

Cost of Revenue
Cost of revenue totaled $110,782 during the period July 1, 2016 through September 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $115,371 during the period July 1, 2015 through September 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company's activity for the period July 1, 2016 through September 30, 2016 to the activity for the period July 1, 2015 through September 30, 2015, there was a decrease in cost of revenues of $4,589 as the cost of revenues decreased from $115,371 to $110,782. The period-over-period decrease was due to operating with a leaner production crew at the biodiesel facility in Lenoir, NC. Comparing the current quarter to the same period in the prior year, feedstock material costs remained steady. When allowable, the Company recognizes a reduction in cost of goods sold resulting from filing for blender tax credits. The Company did not file for any blender tax credits during the third quarter of 2016, nor did we file for any blender tax credits during the same period in 2015.

INDEX

Cost of revenue totaled $195,588 during the period January 1, 2016 through September 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Cost of revenue totaled $301,113 during the period January 1, 2015 through September 30, 2015. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company's activity for the period January 1, 2016 through September 30, 2016 to the activity for the period January 1, 2015 through September 30, 2015, there was a decrease in cost of revenues of $105,525 as the cost of revenues dropped from $301,113 to $195,588. The period-over-period decrease was due to operating with a leaner production crew at the biodiesel production facility in Lenoir, NC.  During the first nine months of 2016, the Company recognized an offset to the cost of goods sold totaling $48,994 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,312 resulting from blender tax credit activity.

Gross Loss
The Company had a gross loss of $54,563 for the period July 1, 2016 through September 30, 2016.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $85,137 for the period July 1, 2015 through September 30, 2015.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including the expired biodiesel blender tax credit.

The Company had a gross loss of $106,156 for the period January 1, 2016 through September 30, 2016.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $273,025 for the period January 1, 2015 through September 30, 2015.  The primary reason for the gross loss during the period was the Company's inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices and the expired biodiesel blender tax credit.

Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $46,265 for the period July 1, 2016 through September 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $37,427 for the period July 1, 2015 through September 30, 2015. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

INDEX

Comparing the Company's activity for the period July 1, 2016 through September 30, 2016 to the activity for the period July 1, 2015 through September 30, 2015, there was an increase in SG&A expenses of $8,838 as SG&A increased from $37,427 to $46,265. The period-over-period increase was due primarily to legal expenses incurred related to the Company's ongoing litigation.

SG&A expenses totaled $87,289 for the period January 1, 2016 through September 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $436,446 for the period January 1, 2015 through September 30, 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprised of costs associated with payroll, office overhead and professional fees.

Comparing the Company's activity for the period January 1, 2016 through September 30, 2016 to the activity for the period January 1, 2015 through September 30, 2015, there was a decrease in SG&A expenses of $349,157 as SG&A declined from $436,446 to $87,289. The period-over-period decrease was due primarily to the consulting expenses recognized during the first nine months of 2015 that did not occur during the same period in 2016. General overhead remained stable considering the first three quarters of the current year compared with the same period in the prior year.

Other Income (Expense)
Other Income totaled $558 during the period July 1, 2016 through September 30, 2016. During the third quarter of 2016, this amount was attributable to $34 in funding received from the USDA Biofuel Program and to a rebate from our insurance carrier. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the "pool" for funding. Biodiesel producers compete for whatever funding is available from the USDA's pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. The additional $524 of Other Income recognized during the current quarter was related to a refund from our insurance carrier.  Our carrier performed an audit of 2015 and determined that we were eligible for a refund. The refund was recorded in Other Income, instead of an offset to insurance expense, since its basis was an audit of a prior year.

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

INDEX

Other Income totaled $720 during the period January 1, 2016 through September 30, 2016. During the first nine months of 2016, this amount was attributable to $196 in funding received from the USDA Biofuel Program and from $524 in rebates from our insurance carrier.

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

Liquidity and Capital Resources

Working Capital
	As of September 30, 2016	As of December 31, 2015
Current Assets	$22,915	$149,800
Current Liabilities	$555,654	$546,280
Working Capital Deficiency	$(532,739)	$(396,480)
Accumulated Deficit	$(6,480,766)	$(6,287,517)

Cash Flows
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash provided by operating activities	$(60,804)	$278,943
Cash used in investing activities	-	(23,268)
Cash used in financing activities	(9,298)	(26,632)
Net increase (decrease) in cash	$(70,102)	$229,043

As of September 30, 2016, our current assets totaling $22,915 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $555,654 as of September 30, 2016.  As a result, we had a working capital deficiency of $532,739.

Current assets for the Company totaled $149,800 as of December 31, 2015. Current liabilities for the Company totaled $546,280 as of December 31, 2015, which resulted in a working capital deficiency of $396,480.

Comparing the working capital deficiency at September 30, 2016 to the deficiency at December 31, 2015, there was an increase of $136,259 as the deficiency increased from $396,480 to $532,739. The biggest contributor to the overall increase in the deficit was operating in an environment of unfavorable market conditions – lower benchmark petroleum prices while feedstock prices have not reduced commensurately.

On a short-term basis, it is anticipated that the Company's liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2015 balance sheet date, total receivables have increased $57,233 with no amounts written off.

INDEX

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the nine months ended September 30, 2016, the Company generated a gross loss of $106,156 on sales of $146,422 over the same period. For the nine months ended September 30, 2015, the Company generated a gross loss of $273,025 on sales of $102,762 over the same period.

A portion of the Company's operations have been funded through the issuance of common stock shares. As of September 30, 2016, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Provided By (Used In) Operating Activities

During the period January 1, 2016 through September 30, 2016, the Company's cash used in operating activities totaled $60,804. For the same period, the Company's cash provided by operating activities was primarily attributable to generating trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Third party trade receivables decreased $28 and related party receivables decreased $57,205 while inventories decreased $3,253. Trade payables increased $6,601 for the same period. Depreciation expense was $56,990 for the first nine months of 2016.

During the period January 1, 2015 through September 30, 2015, the Company's cash provided by operating activities totaled $278,943. For the same period, the Company's cash provided by operating activities was primarily attributable to recognizing $350,000 in consulting expense (stock-based compensation), generating trade receivables associated with biodiesel sales, and making payments on trade payables. Third party trade receivables decreased $2,504 and related party receivables increased $34,037 while inventories increased $18,357. Trade payables decreased $22,257 for the same period. Depreciation expense was $74,674 for the first nine months of 2015.

Cash Used In Investing Activities

During the period January 1, 2016 through September, 2016, the Company had no cash flows related to investing activities.

During the period January 1, 2015 through September 30, 2015, the Company's cash used in investing activities totaled $23,268. The total amount represents funds paid for boiler fan repair and replacement ($2,643), for a petroleum diesel tank/pump set ($1,573), and for storage system enhancements ($19,052) at the NABE facility in Lenoir, NC.

INDEX

Cash Used In Financing Activities

During the period January 1, 2016 through September 30, 2016, the Company's cash flow related to financing activities totaled $9,298. This amount represents funds paid for short-term debt during the current period.

During the period January 1, 2015 through September 30, 2015, the Company's cash used in financing activities totaled $26,632.  This amount represents payments on long-term debt to third-party creditors. Also during the first three quarters of 2015, the Company borrowed $105,929 from a related party and repaid the full amount during the same period.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2016.  We have identified the following material weaknesses in our internal control over financial reporting:

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

INDEX

Deficiencies in Our Control Environment.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2016.

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

November 14, 2016
By:
INCOMING, INC.

/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris
Vice President, Finance (Principal Financial Officer)