Form 10-K
period 2016-12-31
Incoming, Inc.
filed 2017-04-12
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Incoming, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	000-53616	421768468
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

As of March 31, 2017 there were 33,754,332 shares of common stock issued and outstanding (31,774,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

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

Overview of the Business

We are engaged in the business of wholesaling biodiesel to distributors in the Eastern region of the United States. In addition, we sell glycerin (a biodiesel by-product) to refiners and manufacturers and sell kerosene to wholesalers.

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

During colder months, the plant in Lenoir, NC utilizes its existing permits to re-sell kerosene to wholesalers.  This strategic decision to sell kerosene was made in recognition of seasonal declines in biodiesel sales as ambient temperature drop.

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

The EPA’s regulations implemented the RFS standards by establishing the four categories of renewable fuel, and set separate volume requirements for each new category, including biodiesel. The new standards are known commonly as “RFS2.” We believe the implementation of RFS2 will drive the advancement of the biofuel industry in the years to come. As of July 26, 2010, the EPA confirmed we were in compliance with the RFS2 regulations, making us eligible for participation in the RIN market. In January of 2016, we submitted a revised engineering review in compliance with EPA regulations. Reviews must be performed by third parties and their report must be submitted every three years. We anticipate additional revenues from the direct sale of RINs in instances where customers do not want to bear the burden of administering RINs associated with biodiesel.

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

Biodiesel Production

National Biodiesel Board analysts indicate 2016 domestic biodiesel production reached approximately 1.8 billion gallons, which surpassed the 2015 level of approximately 1.42 billion gallons.

According to the National Biodiesel Board, as of February 2017, there were 89 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains higher than current and projected production levels.

In accordance with the EISA, RFS2 sets an annual requirement for the domestic use of biodiesel.  For 2016, EPA published its final rulemaking on December 12, 2016 stating that the requirement will be for 2.0 billion gallons of biomass-based diesel. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

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

The blender credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011.  This meant that our plant in Lenoir, NC operated during fiscal year 2012 without the production tax credit in place. In January of 2013, Congress voted to reinstate the biodiesel tax incentive retroactively to January 1, 2012 and going forward to December 31, 2013. In late December of 2014, Congress retroactively extended the blender tax credit that expired on December 31, 2013. The reinstatement made the credit effective for the period January 1, 2014 through December 31, 2014. For most of 2015, the tax credit remained in an expired state; however, an extension of the credit was passed by Congress in December of 2015. The 2015 Protecting Americans from Tax Hikes Act (PATH Act) retroactively reinstated the blender credit for all of 2015 and extended its deadline until December 31, 2016.  As of December 31, 2016, the blender credit has not been reinstated and its status is uncertain going forward.

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

We sell a portion of our finished product to Echols Oil Company (“Echols”), which is owned by R. Samuel Bell, Jr., our Chairman and CEO. Echols is a petroleum distributor in the Southeast that utilizes biodiesel. Sales to Echols represented approximately 89% and 65% of our consolidated revenues for fiscal years 2016 and 2015, respectively.

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

Our Employees

NABE employs anywhere from four to fifteen employees depending on the volume of production. We currently have three employees at the biodiesel plant in Lenoir, NC. We believe current employee relations to be good and have maintained several of the original employees from the plant’s inception. There are no union issues and all positions are easily replaced. In accordance with our community initiative and efforts to increase consumer education on biodiesel, we occasionally employ interns from neighboring colleges, which now offer degrees in renewable fuel production.

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property occupies approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expired on May 31, 2012.  The lease automatically renewed for a five year term as neither party opted out or expressed any conditions that were not mutually agreed to by the parties. Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments. Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease. Our property taxes for 2016 (which includes city and county taxes) were $2,106 and have been paid in full. The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

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

As of February 12, 2017, the stock was trading at a market price of $0.02 per share; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.02 was from the last reported sale date of December 19, 2016.

Fiscal Year 2016	High Bid	Low Bid (1)
Fourth Quarter (10-01-2016 to 12-31-2016)	$0.0300	$0.0200
Third Quarter (07-01-2016 to 09-30-2016)	$0.0300	$0.0300
Second Quarter (04-01-2016 to 06-30-2016)	$0.0400	$0.0300
First Quarter (01-01-2016 to 03-31-2016)	$0.0400	$0.0400
Fiscal Year 2015	High Bid	Low Bid (1)
Fourth Quarter (10-01-2015 to 12-31-2015)	$0.0350	$0.0300
Third Quarter (07-01-2015 to 09-30-2015)	$0.0710	$0.0250
Second Quarter (04-01-2015 to 06-30-2015)	$0.1400	$0.0700
First Quarter (01-01-2015 to 03-31-2015)	$0.1440	$0.1400

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At February 12, 2017, we had 99 total shareholders of record of our common stock (99 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2016, there were no sales of shares that would be considered exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During 2016, we also refined and sold crude glycerin, recovered methanol and high acid oil, which are all contained within the byproduct of our biodiesel production.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. Recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and serves as an additional source of revenue, about 2% of 2016 annual gross revenue.

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

Revenue

We derive the majority of our revenue from the sale of biodiesel; the balance is derived from the sale of glycerin, RINs, and kerosene. Revenue may be affected by the following factors:

 - Price volatility of petroleum products;

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

 Government incentives. Initiatives and incentives at the federal, state and local government levels benefit our blending and retail customers. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers include registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In December of 2015, Congress retroactively restored the biodiesel tax credit for all of 2015 and prospectively through December 31, 2016. Although Congress has extended this credit on multiple occasions, it expired as of December 31, 2016 and there are no assurances that the tax incentive will be reinstated by Congress.

 Processing capacity . Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

 Market demand. The growth potential of our revenue depends on market demand for our products. We believe growth potential exists for sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA requiring a minimal consumption of biodiesel. In December of 2016, EPA issued its final rulemaking that established a 2.0 billion gallon biobass-based diesel usage mandate for 2017, which was an increase from the 2016 volume of 1.9 billion gallons.

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

RIN revenue recognized during 2016 was from customers who participated in the EPA’s renewable fuel program. The associated RINs were transferred by NABE at the time of each biodiesel sales transaction.

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

Cost of Sales

Cost of sales represents costs that the Company’s facility in Lenoir, NC recognized for its own production and resell activities.

Cost of sales for biodiesel production is composed of the following items: raw materials, blending materials, labor and overhead. Raw materials refer to feedstock, which historically accounts for approximately 62% of the total cost of sales. Blending materials refer to methanol and catalyst, which combined will typically account for approximately 27% of the total cost of sales. Labor cost makes up a small portion of the cost of sales. Overhead includes utilities, maintenance costs, and inspections, and accounts for approximately 11% of the total cost of sales on a historic basis.

Cost of sales for biodiesel production is, directly or indirectly, determined by the following factors:

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

Cost of sales for kerosene reselling activity is composed of the price paid for kerosene plus freight. No further conditioning is required for kerosene that is subsequently sold to regional wholesalers.

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

Results of Operations

The following is a discussion and analysis of our results of operations for 2016, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue

The Company generated revenues of $251,995 during 2016.  Revenue generated during the period was due to sales of biodiesel, RINs, kerosene, and materials recovered during glycerin purification processing. During 2016, our third party biodiesel sales totaled $2,616 while our third party kerosene sales totaled $19,728. The fourth quarter of 2016 marked the first time in which we sold kerosene to wholesalers. Our biodiesel plant in Lenoir, NC has the permits necessary to re-sell kerosene. Kerosene sales helped to offset declining biodiesel demand during cold weather. We had biodiesel and RIN sales to related parties totaling $224,206 during the period under consideration. There were no RIN sales transacted to third parties during 2016. Recovered methanol sales were $2,237 for the period January 1, 2016 through December 31, 2016.

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

Comparing the activity for 2016 to 2015, there was an increase in revenue of $125,592 from $126,403 to $251,995. The period-over-period change was impacted in part to having no RIN sales during 2016 as compared with $15,015 in RIN sales during 2015. Third party biodiesel sales totaled $2,616 in 2016, but amounted to $3,956 in 2015. Related party biodiesel without RINs sales totaled $81,540 during 2015, but increased to $224,206 during 2016 as RINs were transferred along with biodiesel. The year-over-year increase was also affected by initiating kerosene sales, which totaled $19,728 during 2016. Also impacting comparative revenues were sales of high fatty acid oil, glycerin, and recovered methanol. The Company had high fatty acid oil sales of $19,930 during 2015, but had no high fatty acid oil sales during 2016. The Company had glycerin sales of $3,208 during 2016, while glycerin sales were $4,571 during 2015. The Company recognized $2,237 in recovered methanol sales during 2016, while recovered methanol sales totaled $1,391 during 2015.

Cost of Revenue

The Company’s cost of revenue was $294,478 during 2016. For the same period, cost of revenue consisted of costs associated with raw materials (feedstocks, methanol, and catalyst) purchases, kerosene purchases for resale, labor, overhead, and utilities.

The Company’s cost of revenue was $394,616 during 2015. For the same period, cost of revenue consisted of costs associated with raw materials (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the activity for 2016 to 2015, there was a decrease in cost of revenues of $100,138 as the cost of revenues declined from $394,616 to $294,478. The year-over-year decrease was due to operating with a leaner production crew at the biodiesel production facility in Lenoir, NC.  During 2016, the Company recognized an offset to the cost of goods sold totaling $48,994 as a result of filing for the blender tax credit associated with blended gallons. During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $39,312 resulting from blender tax credit activity.

Depreciation

Depreciation expense totaled $74,948 during 2016.

Depreciation expense totaled $93,978 during 2015.

Gross Loss

The Company had a gross loss totaling $117,431 during 2016.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss totaling $362,191 during 2015.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices and the expired biodiesel blender tax credit.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses totaled $108,277 during 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $499,731 during 2015. During the period under consideration, SG&A expenses primarily consisted of $350,000 in consulting expenses associated with stock based compensation. The balance of the SG&A expenses were comprised of costs associated with payroll, office overhead and professional fees.

Comparing the activity for 2016 to 2015, there was a decrease in SG&A expenses of $391,454 as SG&A decreased from $499,731 to $108,277. The period-over-period decrease was due primarily to the $350,000 in consulting expenses recognized in the prior year that did not occur during the current year. General overhead remained stable on a year-over-year basis.

Other Income & Tax Credit Income

Other Income totaled $720 during 2016. During 2016, this amount was attributable to $196 in funding received from the USDA Biofuel Program and to a rebate from our insurance carrier. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. The additional $524 of Other Income recognized during the current quarter was related to a refund from our insurance carrier.  Our carrier performed an audit of 2015 and determined that we were eligible for a refund. The refund was recorded in Other Income, instead of an offset to insurance expense, since its basis was an audit of a prior year.

Other income totaled $629,997 during 2015. December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to a customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December of 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credit during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE has subsequently recognized Other Income and has been paid $510,030 for its half of the blender tax credit dollars. During 2015, Other Income of $119,746 was also recognized on the final insurance settlement from the fire incident experienced August 1, 2014 at the biodiesel plant in Lenoir, NC. Additional Other Income totaling $221 was recognized on funds received which were associated with the USDA Biofuel Program.

Interest Expense

Interest expense was $671 during 2016.

Interest expense was $1,131 during 2015.

Net Loss

The Company had a net loss of $225,659 during 2016.

The Company had a net loss of $233,056 during 2015.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 2 Years	2 - 5 Years	More than 5 Years
Term loan (1)	$ 229	229	-	-	-
Term loan (2)	1,947	1,947	-	-	-

Total	$ 2,176	2,176	-	-	-

_______________________

(1) NABE entered into a term note in April 2016 that matured in January 2017.  The note was payable in monthly principal and interest installments of $239.  Interest is payable at a rate of $10 per month.  The balance outstanding at December 31, 2016 was $229.

(2) NABE entered into a term note in April 2016 that matured in February 2017.  The note was payable in monthly principal and interest installments of $1,012.  Interest is payable at a rate of $39 per month.  The balance outstanding at December 31, 2016 was $1,947.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2016	As of December 31, 2015
Current Assets	$54,567	$149,800
Current Liabilities	601,758	546,280

Working Capital Deficiency	(547,191)	(396,480)

Accumulated Deficit	(6,513,176)	(6,287,517)

Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015
Cash (used in)/provided by operating activities	$(46,755)	$113,982
Cash used in investing activities	-	(23,269)
Cash used in financing activities	(13,281)	(19,561)
Net increase (decrease) in cash	(60,036)	71,152

As of December 31, 2016, our current assets totaling $54,567 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $601,758 as of December 31, 2016. As a result we had a working capital deficiency of $547,191 at December 31, 2016.

Current assets for the Company totaled $149,800 as of December 31, 2015. Current liabilities for the Company totaled $546,280 as of December 31, 2015. As a result the Company had a working capital deficiency of $396,480 at December 31, 2015.

Through December 31, 2016, the Company has funded its operations through the issuance of 33,754,332 shares (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

To date, our cash flow requirements have been primarily met by equity financings and from operating the Company's biodiesel production facility in Lenoir, NC. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Our auditors have issued a going concern opinion on the Company’s financial statements for the year ended December 31, 2016.

Cash Provided By (Used In) Operating Activities

During 2016, the Company’s cash used in operating activities totaled $46,755. For the same period, the Company’s cash used in operating activities was primarily attributable to generating trade receivables associated with sales of biodiesel, RINs, and kerosene, and with making payments on trade payables. Third party trade receivables increased $11,796 and related party receivables decreased $57,205 while inventories increased $10,492. Trade payables and related party payables increased $17,277 and $31,154, respectively, for the same period. Depreciation expense was $74,948 in 2016.

During 2015, the Company’s cash provided by operating activities totaled $113,982. For the same period, the Company’s cash provided by operating activities was primarily attributable to recognizing $350,000 in consulting expense (stock-based compensation), generating trade receivables associated with biodiesel sales, and making payments on trade payables. Third party trade receivables decreased $5,478 and related party receivables increased $57,205 while inventories increased $4,966. Trade payables decreased $62,928 while third party payables increased $1,262 for the same period. Depreciation expense was $93,978 in 2015.

Cash Used In Investing Activities

During 2016, the Company had no cash flows related to investing activities.

During 2015, the Company’s cash used in investing activities totaled $23,269. The total amount represents funds paid for boiler fan repair and replacement ($2,643), for a petroleum diesel tank/pump set ($1,574), and for storage system enhancements ($19,052) at the NABE facility in Lenoir, NC.

Cash Used In Financing Activities

During 2016, the Company’s cash used in financing activities totaled $13,281. This amount represents funds paid for short-term debt during the year.

During 2015, the Company’s cash used in financing activities totaled $19,561 for payments on debts to third-party creditors. This amount represents payments on long-term debt to third-party creditors. Also during 2015, the Company borrowed $105,929 from a related party and repaid the full amount during the same year.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Incoming, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Incoming, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incoming, Inc. and its subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

April 11, 2017

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$11,460	$71,496
Accounts receivable, trade, net	12,046	250
Accounts receivable, related party	-	57,205
Inventory	25,810	15,318
Prepaid expenses	4,851	5,131
Other current assets	400	400
Total current assets	54,567	149,800

Property and equipment, net	549,839	624,787
Total assets	$604,406	$774,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$222,773	$205,496
Current maturities of long term debt	2,176	3,286
Accrued liabilities	69,477	61,320
Accounts payable – related parties	307,332	276,178
Total current liabilities	601,758	546,280

Total Liabilities	601,758	546,280

Capital stock $0.001 par value; 200,000,000 shares authorized;
Class A - 31,774,332 issued and outstanding	31,774	31,774
Convertible Class B - 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,513,176)	(6,287,517)
Total stockholders’ equity	2,648	228,307
Total liabilities and stockholders' equity	$604,406	$774,587

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015
Revenue	$27,789	$44,863
Revenues from related parties	224,206	81,540
Total revenue	251,995	126,403

Cost of revenue	294,478	394,616
Depreciation	74,948	93,978
Gross loss	(117,431)	(362,191)

Selling, general, and administrative expenses	108,277	499,731

Loss from operations	(225,708)	(861,922)

Other income (expense)
Other income	720	119,967
Tax credit income	-	510,030
Interest expense	(671)	(1,131)
Total other income	49	628,866
Net Loss	$(225,659)	$(233,056)

Net Loss per Class A Common Share (Basic and Diluted)	(0.01)	(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	(0.11)	(0.12)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,438,716
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities
Net Loss	$(225,659)	$(233,056)
Adjustments to reconcile net loss to net cash provided by operations
Stock-based compensation	-	350,000
Depreciation	74,948	93,978
Changes in operating assets and liabilities
Accounts receivable	(11,796)	5,478
Accounts receivable – related party	57,205	(57,205)
Prepaid expenses	12,451	(1,427)
Inventory	(10,492)	(4,966)
Accounts payable	17,277	(62,928)
Accounts payable – related party	31,154	1,262
Accrued expenses	8,157	22,846
Net cash provided by (used in) operating activities	(46,755)	113,982
Cash flows from investing activities
Purchase of fixed assets	-	(23,269)
Net cash used in investing activities	-	(23,269)
Cash flows from financing activities
Principal payments on debt	(13,281)	(19,561)
Net cash used in financing activities	(13,281)	(19,561)

Net change in cash for period	(60,036)	71,152
Cash at beginning of period	71,496	344
Cash at end of period	$11,460	$71,496

Supplemental disclosure of cash flow information
Cash paid for interest	$671	$1,131
Cash paid for income taxes	226	623

Non-cash investing and financing activities
Additions to prepaid expenses for notes payable	12,171	11,314
Write-off of fully depreciated assets	-	135,559

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2014	29,274,332	$29,274	1,980,000	$1,980	$ 6,134,570	$ (6,054,461)	$ 111,363

Stock-based Compensation	2,500,000	2,500	-	-	347,500	-	350,000
Net Loss	-	-	-	-	-	(233,056)	(233,056)
Balances, December 31, 2015	31,774,332	$31,774	1,980,000	$1,980	$ 6,482,070	$ (6,287,517)	$ 228,307

Net Loss	-	-	-	-	-	(225,659)	(225,659)
Balances, December 31, 2016	31,774,332	$31,774	1,980,000	$1,980	$ 6,482,070	$ (6,513,176)	$ 2,648

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

Going Concern

The consolidated financial statements presented in this document have been prepared on a going-concern basis. As of December 31, 2016, the Company has a working capital deficiency of $547,191 and has an accumulated deficit of $6,513,176. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less at the date of purchase. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2016 and 2015, the Company had cash of $11,460 and $71,496, respectively, held in FDIC insured accounts.

Revenue Recognition

Incoming derives all of its revenue from operations of the NABE biodiesel plant in Lenoir, North Carolina, which was acquired in August of 2010.  Through NABE, the Company’s operations are focused primarily on biodiesel production and sales. Currently, we derive revenue from biodiesel sales, from glycerin (a by-product from bio-diesel production) sales, from RIN (Renewable Identification Numbers) sales, and from kerosene sales.  We generate net revenue from imported biodiesel sales between the buyer and the seller.  Gross revenues are generated from the sale of own-produced biodiesel, glycerin and RIN’s.  Revenues on sales of all products are recognized when the products have been delivered and collectability is reasonably assured.

Related Party Transactions

Related parties are defined as: affiliates of the Company, entities for which investments are accounted for by the equity method, trusts for the benefit of employees, principal owners, management, members of the Board, members of immediate families of principal owners or management, other parties with which the company may deal with if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests,10% ownership, etc. Transactions with related parties may not be conducted on terms equivalent to those prevailing in arm’s-length transactions (e.g. a company may receive services from a related party without cost).  It is the policy of the Board of Incoming that all related party transactions are subject to review. All Related Party Transactions that are required to be disclosed in the Company’s filings with the SEC, as required by the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and related rules and regulations, shall be so disclosed in accordance with such laws, rules and regulations.

Accounts Receivable

Accounts receivable represent valid claims against customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review. Accounts receivable are written off when the account is deemed uncollectible. The Allowance for Doubtful Accounts balance outstanding at December 31, 2016 and 2015 was $11,096.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and December 31, 2015.

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

Note 3   Inventory

Inventories consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Raw materials	$ 11,545	$ 8,609
Finished goods	11,393	2,603
By-products	2,872	4,106
Total	$ 25,810	$ 15,318

Note 4 Tax Credit Receivable

The Company is considered a small agri-biodiesel producer and therefore is eligible for biodiesel and renewable diesel fuels tax credits, when avaiable.  On sales of blended biodiesel, the Company is eligible for a $1 per gallon blender’s credit, which is a refundable credit based on the Company’s production and sale of qualified agri-biodiesel in a given tax year. The estimated total tax credit receivable as of December 31, 2016 and 2015 was $0 and $0, respectively.  In December of 2015, the US Congress reinstated the credit retroactively for all of 2015 and prospectively through December 31, 2016. There was no extension of blenders’ credit as of December 31, 2016.

Note 5 Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Plant and equipment (1-20 years)	$803,522	$804,866
Leasehold improvements (2-5 years)	48,272	81,245
Vehicle (5 years)	9,800	9,800
	861,594	895,911
Less: accumulated depreciation	(311,755)	(271,124)
Total	$549,839	$624,787

Depreciation expense totaled $74,948 and $93,978 for the years 2016 and 2015, respectively.

During 2016, NABE did not recognize any loss for disposal of fixed assets.

Note 6  Bank Line of Credit and Notes Payable

At December 31, 2009, NABE had available a $250,000 revolving credit agreement with a bank. Interest was paid monthly at a variable rate of prime plus one percent, with an interest rate floor of 5.25%. On April 27, 2010, this line was modified into a five-year term loan with 59 monthly principal and interest installments of $4,805 with one final payment on April 25, 2015.  At the time the term loan was established in 2010, the Company pledged accounts receivable, inventory and equipment as collateral. The balances outstanding at December 31, 2016 and 2015 were $0 and $0, respectively.

NABE entered into a term note totaling $2,061 in April 2016 that matured in January 2017.  The note was payable in monthly principal and interest installments of $239.  Interest is payable at a rate of $10 per month.  The balance outstanding at December 31, 2016 and 2015 was $229. There was no collateral required for the note.

NABE also entered into a term note totaling $9,733 in April 2016 that matured in February 2017.  The note was payable in monthly principal and interest installments of 1,012.  Interest is payable at a rate of $39 per month.  The balance outstanding at December 31, 2016 and 2015 was $1,947 and $3,057, respectively. There was no collateral required for the note.

Note 7 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by Incoming, Inc’s CEO, R. Samuel Bell, Jr.  During 2016 and 2015, sales to the related companies were 224,206 and $81,540, respectively.  As of December 31, 2016, the Company had no outstanding related party receivables and had outstanding related party payables totaling $307,332.  As of December 31, 2015, the Company had outstanding related party receivables totaling $57,205 and outstanding payables of $276,178. Of the total amount of related party payables at December 31, 2016, $274,916represents payables to Green Valley Bio-Fuels. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors. The remaining $32,416 in related party payables is owed to Echols Oil Co.

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

There are no options or warrants issued or outstanding as of December 31, 2016 and 2015.

During 2016 and 2015, Incoming, Inc. consummated the following equity transactions:

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

2. On February 18, 2015, the Compensation Committee of the Board of Directors of the Company approved grants of shares to each of Samuel Bell, the Company’s Chief Executive Officer and Felix Leslie, the Company’s Vice President of Corporate Development.  Mr. Bell was awarded two million (2,000,000) shares.  Mr. Leslie was awarded Five Hundred Thousand (500,000) shares.  Mr. Bell’s award was in consideration of foregone cash compensation over the prior three years.  Mr. Leslie’s award was in consideration of service to the Company and foregone cash compensation therefore over the prior year and a half. Each grant was pursuant to the newly adopted Plan. The 2.5 million shares granted to Mr. Bell and to Mr. Leslie were valued at $0.14 per share, or $350,000 total. None of the expense was deferred as the Company recognized all of the expense at the time the shares were granted.

Note 9 Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company is current on all of its corporate tax filings. Tax year 2016 is currently under extension and we expect to file the returns by the due date.

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,758,000 and $1,532,000 at December 31, 2016 and 2015 and will expire beginning in 2028.

At December 31, 2016 and 2015, deferred tax assets consisted of the following:

	2016	2015
Deferred tax assets
Net operating losses	$ 615,000	$ 536,000
Less: valuation allowance	(615,000)	(536,000)

Net deferred tax asset	$ -	$ -

Note 10 Major Customers and Vendors

During 2016, one related party customer accounted for 89% of total revenue while two third-party customers accounted for 9% of total revenue. The customers to whom the third-party sales were made included Customer A (8% of total) and Customer B (1%). During 2016, there were three third party vendors who accounted for 100% of direct material costs.

During 2015, one related party customer accounted for 65% of total revenue while three third-party customers accounted for 32% of total revenue. The customers to whom the third-party sales were made included Customer A (16% of total), Customer B (12%), and Customer C (4%). During 2015, there were three third party vendors who accounted for 96% of direct material costs.

Note 11 Other Income

During 2016, NABE recognized Other Income totaling $720 from the USDA Biofuel Program and from an insurance rebate.  Other Income totaling $196 was recognized on funds received which were associated with the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool”

for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. An additional $524 of Other Income recognized during the current year was related to a refund from our insurance carrier.  Our carrier performed an audit of 2015 and determined that we were eligible for a refund. The refund was recorded in Other Income, instead of an offset to insurance expense, since its basis was an audit of a prior year.

During 2015, NABE recognized Other Income from tax credits associated with IRS biodiesel blending program, from insurance payments stemming from the fire experienced at the biodiesel plant in Lenoir, NC, and from the USDA Biofuel Program. December 31, 2013 marked the expiration of the IRS tax credit of one dollar per blended gallon of biodiesel.  During the first quarter of 2014, NABE sold biodiesel to a customer with the agreement that, in the event the tax credit were to be reinstated, the benefit of the tax credit would be shared equally between the companies.  In late December 2014, the blender tax credit was reinstated retroactively to January 1, 2014 and was effective through December 31, 2014. The IRS issued guidance for filing for the tax credit during the first quarter of 2015. After the end of the first quarter of 2015, the Company was notified by our customer that they had successfully filed for and received the tax credit funds. NABE subsequently recognized Other Income upon receipt of $510,030 for its half of the blender tax credit dollars. Other Income of $119,746 was also recognized on the final insurance settlement from the fire incident experienced August 1, 2014 at the biodiesel plant in Lenoir, NC. Additional Other Income totaling $221 was recognized on funds received which were associated with the USDA Biofuel Program.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016. The Company has taken the steps described below to remediate such material weaknesses.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our internal control over financial reporting:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2016.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell, Jr.	61	CEO, Chairman
William D. Curtis	60	Director
Frank A. Gay	55	Director
James Gay	56	Director
David Mixson	56	Director
Eric S. Norris	48	Treasurer, Director

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2015	-0-	-0-	280,000(1)	-0-	-0-	-0-	-0-	280,000
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eric S. Norris, Treasurer and Director	2015	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended December 31, 2016, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.  We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the years ended December 31, 2016 and 2015 and currently no compensation arrangements are in place for the compensation of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 1, 2017 based upon: (i) 31,774,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2016 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

In 2016, the Company’s subsidiary, NABE, has sales totaling $181,163 to Echols Oil Company. The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit and tax fees that were billed or are expected to be billed for fiscal years 2016 and 2015:

	2016	2015
Audit Fees	35,000	37,500

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$35,000	$37,500

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
R. Samuel Bell, Jr.
Chairman and CEO

Date: April 11, 2017

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell, Jr. R. Samuel Bell, Jr.	CEO and Chairman, Board of Directors (Principal Executive Officer)	April 11, 2017

/s/ Eric Norris Eric Norris	Vice President of Finance, Director (Principal Financial Officer)	April 11, 2017