Form 10-Q
period 2017-03-31
Incoming, Inc.
filed 2017-05-22
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

As of May 15, 2017, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

Index to the Unaudited Financial Statements3

UNAUDITED CONSOLIDATED BALANCE SHEETS4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS5

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS7

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$728	$11,460
Accounts receivable, trade, net	264	12,046
Inventory	14,225	25,810
Prepaid expenses	869	4,851
Other current assets	400	400
Total current assets	16,486	54,567

Property and equipment, net	532,960	549,839
Total Assets	$549,446	$604,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$229,465	$222,773
Current maturities of long term debt	-	2,176
Accrued liabilities	75,140	69,477
Accounts payable – related parties	307,332	307,332
Total current liabilities	611,937	601,758

Total Liabilities	611,937	601,758

Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,578,315)	(6,513,176)
Total Stockholders’ Equity (Deficit)	(62,491)	2,648
Total Liabilities and Stockholders' Equity (Deficit)	$549,446	$604,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenue	$ 3,476	$ 624
Revenue from related parties	64,655	-
Total Revenue	68,131	624

Cost of revenue	99,265	10,836
Depreciation	16,879	19,063
Gross loss	(48,013)	(29,275)

Selling, General, and Administrative Expenses	17,193	19,373

Loss from operations	(65,206)	(48,648)

Other income (expense)
Grant and other income	155	105
Interest expense	(88)	(171)
Total other income (expense)	67	(66)

Net Loss	$ (65,139)	$ (48,714)

Net Loss per Class A Common Share (Basic and Diluted)	$ (0.00)	$ (0.00)
Net Loss per Class B Common Share (Basic and Diluted)	$ (0.03)	$ (0.02)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from operating Activities
Net loss	$(65,139)	$(48,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,879	19,063
Changes in operating assets and liabilities
Accounts receivable	11,782	(624)
Accounts receivable – related party	-	23,152
Prepaid expenses	3,982	4,180
Inventory	11,585	29
Accounts payable	6,692	(16,345)
Accrued expenses	5,663	42
Net cash used in operating activities	(8,556)	(19,217)
Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Principal payments on debt	(2,176)	(3,286)
Net cash used in financing activities	(2,176)	(3,286)
Net decrease in cash for period	(10,732)	(22,503)
Cash at beginning of period	11,460	71,496
Cash at end of period	$728	$48,993

Supplemental disclosure of cash flow information
Cash paid for interest	$88	$171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on April 11, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying financial statements for the period ended March 31, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2017.

Organization

Incoming, Inc. (“we” or the “Company”) was incorporated on December 22, 2006 in Nevada.  Through our wholly-owned subsidiary North American Bio-Energies LLC (“NABE”), we operate in the alternative energy industry in the development and acquisition of commercial grade biodiesel facilities and the distribution and marketing of petroleum and biofuel products. In addition to operating as NABE, our subsidiary also does business as Foothills Bio-Energies, LLC (“Foothills”).

Note 2 Going Concern

These financial statements have been prepared on a going concern basis.    As of March 31, 2017, the Company had a working capital deficiency of $595,451, and had an accumulated deficit of $6,578,315.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the three months ended March 31, 2017, the Company had sales to the related company totaling $64,655. As of March 31, 2017, the Company had no outstanding receivables from the related party company. As of March 31, 2017, the Company had outstanding payables to Echols totaling $32,416, and had $274,916 in related party payables to Green Valley Bio-Fuels.  Payables to Echols resulted from purchasing diesel exhaust fluid and for expenses paid on behalf of the Company. Payables to Green Valley Bio-Fuels resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2016.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2017, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties

The Company generated revenues of $68,131 during the period January 1, 2017 through March 31, 2017. Revenue generated during the period was due to sales of biodiesel, kerosene, de-methylated glycerin, and recovered methanol. Third-party transactions during the first quarter of 2017 included biodiesel sales totaling $43, de-methylated glycerin sales of $2,775, and recovered methanol sales of $658. Related party kerosene sales totaled $64,655 during the period under consideration.

The Company generated revenues of $624 during the period January 1, 2016 through March 31, 2016. Revenue generated during the period was due to sales of biodiesel and recovered methanol. Third-party biodiesel sales totaled $38 while recovered methanol sales of $586 during the first quarter of 2016.

Comparing the Company’s activity for the period January 1, 2017 through March 31, 2017 to the activity for the period January 1, 2016 through March 31, 2016, there was an increase in revenue of $67,507 from $624 to $68,131. The period-over-period increase was primarily due to sale of kerosene to a related party during the quarter. NABE started leveraging its existing operating licenses to sell kerosene during the last quarter of 2016. Kerosene sales totaled $64,655 during the first quarter of 2017, but there were no kerosene sales during the same period in 2016. Biodiesel sales totaled $43 in the first quarter of 2017 but were $38 during the same period in 2016. De-methylated glycerin sales totaled $2,775 during the first quarter of 2017 compared with no sales of the recovered product during the first three months of 2016. Recovered methanol sales were $658 in the first quarter of 2017 while they totaled $568 in the same period for 2016.

Cost of Revenue

Cost of revenue totaled $99,265 during the period January 1, 2017 through March 31, 2017. For the same period, cost of revenue consisted of costs associated with raw materials, labor, overhead, and utilities.

Cost of revenue totaled $10,836 during the period January 1, 2016 through March 31, 2016. For the same period, cost of revenue consisted of costs associated with labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2017 through March 31, 2017 to the activity for the period January 1, 2016 through March 31, 2016, there was an increase in cost of revenues of $88,429 as the cost of revenues increased from $10,836 to $99,265. The period-over-period increase was in line with the newly implemented strategy for selling kerosene.  During the current quarter, the Company did not recognize an offset to the cost of goods sold due to expiration of the blender tax credit associated with blended gallons (as of December 31, 2016). During the same period in the prior year, the Company recognized an offset to the cost of goods sold totaling $48,994 resulting from blender tax credit activity.

Gross Profit (Loss)

The Company had a gross loss of $48,013 for the period January 1, 2017 through March 31, 2017. The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions.

The Company had a gross loss of $29,275 for the period January 1, 2016 through March 31, 2016.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $17,193 for the period January 1, 2017 through March 31, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $19,373 for the period January 1, 2016 through March 31, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2017 through March 31, 2017 to the activity for the period January 1, 2016 through March 31, 2016, there was a decrease in SG&A expenses of $2,180 as SG&A declined from $19,373 to $17,193. The slight period-over-period indicates that general overhead remained stable considering the first quarter of the current year compared with the first quarter of the prior year.

Other Income (Expense)

Other income totaled $155 during the period January 1, 2017 through March 31, 2017. During the first quarter of 2017, this amount was attributable to funding received from the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

Other income totaled $105 during the period January 1, 2016 through March 31, 2016. During the first quarter of 2016, this amount was attributable to funding received from the USDA Biofuel Program.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2017	As of December 31, 2016
Current Assets	$16,486	$54,567
Current Liabilities	$611,937	$601,758
Working Capital Deficiency	$(595,451)	$(547,191)
Accumulated Deficit	$(6,578,315)	$(6,513,176)

Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash used in operating activities	$(8,556)	$(19,217)
Cash used in investing activities	-	-
Cash used in financing activities	(2,176)	(3,286)
Net increase (decrease) in cash	$(10,732)	$(22,503)

As of March 31, 2017, our current assets totaling $16,486 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $611,937 as of March 31, 2017.  As a result, we had a working capital deficiency of $595,451.

Current assets for the Company totaled $54,567 as of December 31, 2016. Current liabilities for the Company totaled $601,758 as of December 31, 2016, which resulted in a working capital deficiency of $547,191.

Comparing the working capital deficiency at March 31, 2017 to the deficiency at December 31, 2016, there was an increase of $48,260 as the deficiency increased from $547,191 to $595,451. The biggest contributor to the overall increase was the Company’s reduced production activity. Production activity was negatively impacted by lower petrodiesel (benchmark) market prices, and due to relatively higher feedstock prices. Kerosene sales of $64,655 during the current year did, however, mitigate the level of increase in the working capital deficiency. Since there were no kerosene sales during the same period in the prior year, the kerosene sales were comparatively significant.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2016 balance sheet date, total receivables have decreased $11,782 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2017, the Company generated a gross loss of $48,013 on sales of $68,131 over the same period. For three months ended March 31, 2016, the Company generated a gross loss of $29,275 on sales of $624 over the same period.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of March 31, 2017, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Used In Operating Activities

During the period January 1, 2017 through March 31, 2017, the Company’s cash used in operating activities totaled $8,556. For the same period, the Company’s cash used in operating activities was primarily attributable to collecting trade receivables associated kerosene sales, and making payments on trade payables. Trade receivables decreased $11,782 while inventories decreased $11,585. Trade payables increased $6,692 for the same period. Depreciation expense was $16,879 for the first three months of 2017.

During the period January 1, 2016 through March 31, 2016, the Company’s cash used in operating activities totaled $19,217. For the same period, the Company’s cash used in operating activities was primarily attributable to collecting trade receivables associated with biodiesel sales, and making payments on trade payables. Trade receivables decreased $22,528 while inventories decreased $29. Trade payables decreased $16,345 for the same period. Depreciation expense was $19,063 for the first three months of 2016.

Cash Used In Investing Activities

During the period January 1, 2017 through March 31, 2017, the Company had no cash flow related to investing activities.

During the period January 1, 2016 through March 31, 2016, the Company had no cash flow related to investing activities.

Cash Used In Financing Activities

During the period January 1, 2017 through March 31, 2017, the Company’s cash flow related to financing activities totaled $2,176. This amount represents funds paid for short-term debt during the current period.

During the period January 1, 2016 through March 31, 2016, the Company’s cash flow related to financing activities totaled $3,286. This amount represents funds paid for short-term debt during the current period.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2017.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2017.

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

May 22, 2017

By:

 INCOMING, INC.

 /s/ R. Samuel Bell, Jr.

 R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris

Vice President, Finance (Principal Financial Officer)