Form 10-Q
period 2017-06-30
Incoming, Inc.
filed 2017-08-21
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

As of August 14, 2017, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2016

ASSETS
Current Assets
Cash	$3,251	$11,460
Accounts receivable, trade, net	2,468	12,046
Inventory	12,023	25,810
Prepaid expenses	10,089	4,851
Other current assets	400	400
Total current assets	28,231	54,567

Property and equipment, net	501,886	549,839
Total Assets	$530,117	$604,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$226,457	$222,773
Short-term debt	6,760	2,176
Accrued liabilities	75,278	69,477
Accounts payable – related parties	276,178	307,332
Related party debt - short-term	60,583	-
Total current liabilities	645,256	601,758

Total Liabilities	645,256	601,758

Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,630,963)	(6,513,176)
Total Stockholders’ Equity (Deficit)	(115,139)	2,648
Total Liabilities and Stockholders' Equity (Deficit)	$530,117	$604,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Revenue	$2,904	$46,195	$6,380	$46,819
Revenue from related parties	-	24,360	64,655	24,360
Total Revenue	2,904	70,555	71,035	71,179

Cost of revenue	19,499	73,970	118,763	84,806
Depreciation	16,803	18,903	33,682	37,966
Gross loss	(33,398)	(22,318)	(81,410)	(51,593)

Selling, General, and Administrative Expenses	19,228	21,650	36,421	41,023

Loss from Operations	(52,626)	(43,968)	(117,831)	(92,616)

Other income (expense)
Grant and other income	47	57	202	162
Interest expense	(70)	(206)	(158)	(377)
Total other income (expense)	(23)	(149)	44	(215)

Net Loss	$(52,649)	$(44,117)	$(117,787)	$(92,831)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from operating Activities
Net loss	$(117,787)	$(92,831)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	33,682	37,966
Changes in operating assets and liabilities
Accounts receivable	9,578	22
Accounts receivable – related party	-	467
Prepaid expenses	3,212	4,108
Inventory	13,787	(10,056)
Accounts payable	3,684	4,678
Accrued expenses	5,801	277
Net cash used in operating activities	(48,043)	(55,369)
Cash flows from investing activities
Proceeds from sale of equipment	14,271	-
Net cash provided by investing activities	14,271	-
Cash flows from financing activities
Proceeds from related party debt	29,429	-
Payments on short-term debt	(3,866)	(5,691)
Net cash provided by (used in) financing activities	25,563	(5,691)
Net cash (decrease) for period	(8,209)	(61,060)
Cash at beginning of period	11,460	71,496
Cash at end of period	$3,251	$10,436

Supplemental disclosure of cash flow information
Cash paid for interest	$158	$377

Non-cash financing transactions
Prepaid expense financed with notes payable	$8,450	$11,794
Accounts payable - related party reclassified to notes payable - related party	31,154	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on April 11, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited financial statements for the period ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2017.

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

Note 2Going Concern

These financial statements have been prepared on a going concern basis.  As of June 30, 2017, the Company had a working capital deficiency of $617,025, and had an accumulated deficit of $6,630,963.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the six months ended June 30, 2017, the Company had sales to the related company totaling $64,655. As of June 30, 2017, the Company had no outstanding receivables from the related party company. As of June 30, 2017, the Company had outstanding notes payable to Echols totaling $60,583, and had $274,916 in related party payables to Green Valley Bio-Fuels.  Payables to Echols resulted from purchasing diesel exhaust fluid and from accepting loans from the related party. Of the $60,583 in total payables to Echols, $31,154 represents a re-classification from related party accounts payable to related party notes payable. There are no formal agreements for the notes payable to Echols. Payables to Green Valley Bio-Fuels resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2017 and 2016, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties

The Company generated revenues of $2,904 during the period April 1, 2017 through June 30, 2017.

Revenue generated during the period was solely due to sales of diluted methanol to third parties.

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

Comparing the Company’s activity for the period April 1, 2017 through June 30, 2017 to the activity for the period April 1, 2016 through June 30, 2016, there was a decrease in revenue of $67,651 from $70,555 to $2,904. The period-over-period decrease was primarily due to inactivity at the biodiesel production in Lenoir, NC during the second quarter.  Depressed benchmark (petroleum) prices, high raw material costs and expiration of the blender tax credit have severely hampered the biodiesel market.

The Company generated revenues of $71,035 during the period January 1, 2017 through June 30, 2017. Revenue generated during the period was due to sales of biodiesel, kerosene, de-methylated glycerin, and recovered methanol. Third-party transactions during the first two quarters of 2017 included biodiesel sales totaling $43, diluted methanol sales of $2,904 de-methylated glycerin sales of $2,775, and recovered methanol sales of $658. Related party kerosene sales totaled $64,655 during the period under consideration.

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

Comparing the Company’s activity for the period January 1, 2017 through June 30, 2017 to the activity for the period January 1, 2016 through June 30, 2016, there was a decrease in revenue of $144 from $71,179 to $71,035. The period-over-period decrease was minimal; however, the activity was different for the separate periods. In the six months ended June 30, 2017, revenue was primarily attributable to $64,655 in related party kerosene sales.  There were kerosene sales during the same period in 2016. The largest revenue contributor during the first six months of 2016 was $43,043 in RIN sales. There were no RIN sales during the same period in 2017. Third party biodiesel sales totaled $2,573 in the first six months of 2016, but only amounted to $43 for the same period in 2017. Also impacting comparative revenues were sales of glycerin, and recovered methanol. The Company had glycerin sales of $2,775 during the first half of 2017, but had no glycerin sales during the same period in 2016. The Company recognized $1,203 in recovered methanol sales during the first half of 2016 and had $2,904 in recovered methanol sales during the same period in 2017.

Cost of Revenue

Cost of revenue totaled $19,499 during the period April 1, 2017 through June 30, 2017. For the same period, cost of revenue consisted of costs associated with raw material sales, labor, overhead, and utilities.

Cost of revenue totaled $73,970 during the period April 1, 2016 through June 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period April 1, 2017 through June 30, 2017 to the activity for the period April 1, 2016 through June 30, 2016, there was a decrease in cost of revenues of $54,471 from $73,970 to $19,499. The period-over-period decrease was in line with reduced production activity and also affected by operating with a leaner production crew at the biodiesel facility in Lenoir, NC.

Cost of revenue totaled $118,763 during the period January 1, 2017 through June 30, 2017. For the same period, cost of revenue consisted of costs associated with kerosene purchases, labor, overhead, and utilities.

Cost of revenue totaled $84,806 during the period January 1, 2016 through June 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2017 through June 30, 2017 to the activity for the period January 1, 2016 through June 30, 2016, there was an increase in cost of revenues of $33,957 from $84,806 to $118,763. The period-over-period increase was due to operating with a leaner production crew at the biodiesel production facility in Lenoir, NC.  During the first half of 2016, the Company recognized an offset to the cost of goods sold totaling $48,994 as a result of filing for the blender tax credit associated with blended gallons. The Company did not recognize and blender tax credits during the same period in the current year.  Further impacting the year-over-year increase was the newly implemented strategy for selling kerosene during the current year.  Kerosene cost of sales totaled $46,895 during the first six months of 2017 while there were no such transactions during the same period in 2016.

Gross Loss

The Company had a gross loss of $33,398 for the period April 1, 2017 through June 30, 2017.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $22,318 for the period April 1, 2016 through June 30, 2016.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $81,410 for the period January 1, 2017 through June 30, 2017. The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $51,593 for the period January 1, 2016 through June 30, 2016.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $19,228 for the period April 1, 2017 through June 30, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $21,650 for the period April 1, 2016 through June 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period April 1, 2017 through June 30, 2017 to the activity for the period April 1, 2016 through June 30, 2016, there was a decrease in SG&A expenses of $2,422 as SG&A decreased from $21,650 to $19,228. The period-over-period decrease was due primarily to reduced plant personnel at the biodiesel production facility in Lenoir, NC.

SG&A expenses totaled $36,421 for the period January 1, 2017 through June 30, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $41,023 for the period January 1, 2016 through June 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2017 through June 30, 2017 to the activity for the period January 1, 2016 through June 30, 2016, there was a decrease in SG&A expenses of $4,602 as SG&A declined from $41,023 to $36,421. The slight period-over-period decrease is in line with reduced personnel at the biodiesel production facility in Lenoir, NC. Otherwise, general overhead remained stable considering the first half of the current year compared with the first half of the prior year.

Other Income (Expense)

Other Income totaled $47 during the period April 1, 2017 through June 30, 2017. During the second quarter of 2017, this amount was attributable to funding received from the USDA Biofuel Program. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

Other Income totaled $57 during the period April 1, 2016 through June 30, 2016. During the second quarter of 2016, this amount was attributable to funding received from the USDA Biofuel Program.

Other Income totaled $202 during the period January 1, 2017 through June 30, 2017. During the first six months of 2017, this amount was attributable to funding received from the USDA Biofuel Program.

Other Income totaled $162 during the period January 1, 2016 through June 30, 2016. During the first six months of 2016, this amount was attributable to funding received from the USDA Biofuel Program.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2017	As of December 31, 2016
Current Assets	$28,231	$54,567
Current Liabilities	$645,256	$601,758
Working Capital Deficiency	$(617,025)	$(547,191)
Accumulated Deficit	$(6,630,963)	$(6,513,176)

Cash Flows

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash used in operating activities	$(48,043)	$(55,369)
Cash provided by investing activities	14,271	-
Cash provided by (used in) financing activities	25,563	(5,691)
Net (decrease) in cash	$(8,209)	$(61,060)

As of June 30, 2017, our current assets totaling $28,231 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $645,256 as of June 30, 2017.  As a result, we had a working capital deficiency of $617,025.

Current assets for the Company totaled $54,567 as of December 31, 2016. Current liabilities for the Company totaled $601,758 as of December 31, 2016, which resulted in a working capital deficiency of $547,191.

Comparing the working capital deficiency at June 30, 2017 to the deficiency at December 31, 2016, there was an increase of $69,834 as the deficiency increased from $547,191 to $617,025. The biggest contributor to the overall increase in the deficit was operating in an environment of unfavorable market conditions – lower benchmark petroleum prices while feedstock prices have not reduced commensurately.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2016 balance sheet date, total receivables have decreased $9,578 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products and kerosene, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the six months ended June 30, 2017, the Company generated a gross loss of $81,410 on sales of $71,035 over the same period. For the six months ended June 30, 2016, the Company generated a gross loss of $51,593 on sales of $71,179 over the same period.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of June 30, 2017, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Used In Operating Activities

During the period January 1, 2017 through June 30, 2017, the Company’s cash used in operating activities totaled $48,043. For the same period, the Company’s cash used in operating activities was primarily attributable to collecting trade receivables associated with kerosene sales, and to making transactions on trade payables. Third party trade receivables decreased $9,578 while inventories decreased $13,787. Third party trade payables and accrued expenses increased $3,684 and $5,801, respectively, for the same period.  Related party payables decreased $31,154 due to a reclassification of trade payables to notes payable (see Cash Provided By Financing Activities below). Depreciation expense was $33,682 for the first six months of 2017.

During the period January 1, 2016 through June 30, 2016, the Company’s cash used in operating activities totaled $55,369. For the same period, the Company’s cash used in operating activities was primarily attributable to generating trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Third party trade receivables decreased $22 and related party receivables decreased $467 while inventories increased $10,056. Trade payables increased $4,678 for the same period. Depreciation expense was $37,966 for the first six months of 2016.

Cash Provided By Investing Activities

During the period January 1, 2017 through June, 2017, the Company’s cash flows provided by investing activities totaled $14,271.  Cash provided by investing activity resulted from the sale of equipment comprising the diesel exhaust fluid (DEF) production system. The equipment was sold to a third party at book value, therefore, no gain or loss was recorded on the sale.

During the period January 1, 2016 through June, 2016, the Company had no cash flows related to investing activities.

Cash Provided By Financing Activities

During the period January 1, 2017 through June 30, 2017, the Company’s cash flow related to financing activities totaled $25,563. This amount represents proceeds provided from short-term financing from a related party during the period under consideration. At December 31, 2016, the Company recognized a related party payable totaling $31,154.  This amount was reclassified as a note payable during the current year.

During the period January 1, 2016 through June 30, 2016, the Company’s cash flow related to financing activities totaled $5,691. This amount represents funds paid for short-term debt during the current period.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2017.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2017.

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

(b)Changes in Internal Controls Over Financial Reporting

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

August 21, 2017

By: INCOMING, INC
/s/ R. Samuel Bell, Jr.
R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/ Eric Norris
Vice President, Finance (Principal Financial Officer)