Form 10-Q
period 2017-09-30
Incoming, Inc.
filed 2017-11-14
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

Large accelerated filer  [   ]Accelerated filer  [   ]

Non-accelerated filer   [   ]Smaller Reporting Company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   [  ]      No   [X]

Indicate by check mark whether the registrant is an emerging growth company as deﬁned in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company[  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [   ]

As of November 14, 2017, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$750	$11,460
Accounts receivable, trade, net	228	12,046
Inventory	12,023	25,810
Prepaid expenses	6,955	4,851
Other current assets	400	400
Total current assets	20,356	54,567

Property and equipment, net	486,036	549,839
Total Assets	$506,392	$604,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$231,884	$222,773
Accrued liabilities	75,346	69,477
Short-term debt	3,153	2,176
Accounts payable – related parties	276,178	307,332
Related party debt - short-term	73,548	-
Total current liabilities	660,109	601,758

Total Liabilities	660,109	601,758

Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,669,541)	(6,513,176)
Total Stockholders’ Equity (Deficit)	(153,717)	2,648
Total Liabilities and Stockholders' Equity (Deficit)	$506,392	$604,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenue	$-	$658	$6,380	$47,477
Revenue from related parties	-	74,585	64,655	98,945
Total Revenue	-	75,243	71,035	146,422

Cost of revenue	13,428	110,782	132,191	195,588
Depreciation	15,850	19,024	49,532	56,990
Gross loss	(29,278)	(54,563)	(110,688)	(106,156)

Selling, General, and Administrative Expenses	10,659	46,265	47,080	87,289

Loss from Operations	(39,937)	(100,828)	(157,768)	(193,445)

Other income (expense)
Grant and other income	1,464	558	1,666	720
Interest expense	(105)	(147)	(263)	(524)
Total other income (expense)	1,359	411	1,403	196

Net Loss	$(38,578)	$(100,417)	$(156,365)	$(193,249)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.02)	$(0.05)	$(0.08)	$(0.10)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash Flows from operating Activities
Net loss	$(156,365)	$(193,249)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	49,532	56,990
Changes in operating assets and liabilities
Accounts receivable	11,818	28
Accounts receivable – related party	-	57,205
Prepaid expenses	6,346	8,091
Inventory	13,787	3,253
Accounts payable	9,111	6,601
Accrued expenses	5,869	277
Net cash used in operating activities	(59,902)	(60,804)
Cash flows from investing activities
Proceeds from sale of equipment	14,271	-
Net cash provided by investing activities	14,271	-
Cash flows from financing activities
Proceeds from loan from employee	4,000	-
Payments on loan from employee	(4,000)	-
Proceeds from related party debt	42,394	-
Payments on short-term debt	(7,473)	(9,298)
Net cash provided by (used in) financing activities	34,921	(9,298)
Net cash (decrease) for period	(10,710)	(70,102)
Cash at beginning of period	11,460	71,496
Cash at end of period	$750	$1,394

Supplemental disclosure of cash flow information
Cash paid for interest	$263	$524
Cash paid for income taxes	$-	$226

Non-cash financing transactions
Prepaid insurance financed with notes payable	$8,450	$11,794
Accounts payable - related party converted to notes payable - related party	$31,154	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on April 11, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited financial statements for the period ended September 30, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2017.

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

Note 2Going Concern

These financial statements have been prepared on a going concern basis.  As of September 30, 2017, the Company had a working capital deficiency of $639,753, and had an accumulated deficit of $6,669,541.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company, a company owned by our CEO, R. Samuel Bell, Jr. During the nine months ended September 30, 2017, the Company had sales to the related company totaling $64,655. As of September 30, 2017, the Company had no outstanding receivables from the related party company. As of September 30, 2017, the Company had outstanding notes payable to Echols totaling $73,548, and had $276,178 in related party payables to Echols and to Green Valley Bio-Fuels.  Payables to Echols resulted from purchasing $1,262 in diesel exhaust fluid and from accepting loans from the related party. Of the $73,548 in total payables to Echols, $31,154 represents a conversion from related party accounts payable to related party note payable and additional borrowings during the nine months ended September 30, 2017 of $42,394. There are no formal agreements for the notes payable to Echols. Payables to Green Valley Bio-Fuels totaling $274,916 resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors. During the nine months ended September 30, 2017, the Company also received, and subsequently repaid, an employee loan totaling $4,000.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2017 and 2016, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties

The Company generated no revenue during the period July 1, 2017 through September 30, 2017.

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

Comparing the Company’s activity for the period July 1, 2017 through September 30, 2017 to the activity for the period July 1, 2016 through September 30, 2016, there was a decrease in revenue of $75,243 as the Company generated no revenue during the current quarter. The period-over-period decrease was primarily due to inactivity at the biodiesel production in Lenoir, NC during the third quarter.  Depressed benchmark (petroleum) prices, high raw material costs and expiration of the blender tax credit have severely hampered the biodiesel market.

The Company generated revenues of $71,035 during the period January 1, 2017 through September 30, 2017. Revenue generated during the period was due to sales of biodiesel, kerosene, de-methylated glycerin, and recovered methanol. Third-party transactions during the first three quarters of 2017 included biodiesel sales totaling $43, diluted methanol sales of $2,904 de-methylated glycerin sales of $2,775, and recovered methanol sales of $658. Related party kerosene sales totaled $64,655 during the period under consideration.

The Company generated revenues of $146,422 during the period January 1, 2016 through September 30, 2016. Revenue generated during the period was due to sales of biodiesel, RINs, and materials recovered during glycerin purification processing. Our third party biodiesel sales totaled $2,615 in the first nine months of 2016. We had biodiesel sales to related parties totaling $98,945 during the period under consideration. RIN sales transacted to related parties during the first three quarters of 2016 totaled $43,043. Recovered methanol sales were $1,819 for the period January 1, 2016 through September 30, 2016.

Comparing the Company’s activity for the period January 1, 2017 through September 30, 2017 to the activity for the period January 1, 2016 through September 30, 2016, there was a decrease in revenue of $75,387 from $146,422 to $71,035. The period-over-period activities differed during the periods under consideration. In the nine months ended September 30, 2017, revenue was primarily attributable to $64,655 in related party kerosene sales.  There were no kerosene sales during the same period in 2016. The largest revenue contributor during the first nine months of 2016 was $43,043 in RIN sales. There were no RIN sales during the same period in 2017. Third party biodiesel sales totaled $2,615 in the first nine months of 2016, but only amounted to $43 for the same period in 2017. Related party biodiesel sales totaled $98,495 during the first nine months of 2016 while there were no related party biodiesel sales during the same period in 2017. Also impacting comparative revenues were sales of glycerin, and recovered methanol. The Company had glycerin sales of $2,775 during the first nine months of 2017, but had no glycerin sales during the same period in 2016. The Company recognized $1,819 in recovered methanol sales during the first nine months of 2016 and had $658 in recovered methanol sales during the same period in 2017. Also during 2017, the Company had diluted methanol sales totaling $2,904 but did not have diluted methanol sales during 2016.

Cost of Revenue

Cost of revenue totaled $13,428 during the period July 1, 2017 through September 30, 2017. For the same period, cost of revenue consisted of costs associated with payroll, overhead, and utilities.

Cost of revenue totaled $110,782 during the period July 1, 2016 through September 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period July 1, 2017 through September 30, 2017 to the activity for the period July 1, 2016 through September 30, 2016, there was a decrease in cost of revenues of $97,354 from $110,782 to $13,428. The period-over-period decrease was in line with reduced production activity and also affected by operating with a leaner production crew at the biodiesel facility in Lenoir, NC.

Cost of revenue totaled $132,191 during the period January 1, 2017 through September 30, 2017. For the same period, cost of revenue consisted of costs associated with kerosene purchases, labor, overhead, and utilities.

Cost of revenue totaled $195,588 during the period January 1, 2016 through September 30, 2016. For the same period, cost of revenue consisted of costs associated with raw material (feedstocks, methanol, and catalyst) purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2017 through September 30, 2017 to the activity for the period January 1, 2016 through September 30, 2016, there was a decrease in cost of revenues of $63,397 from $195,588 to $132,191. The period-over-period decrease was due to operating with a leaner production crew at the biodiesel production facility in Lenoir, NC.  During the first nine months of 2016, the Company recognized an offset to the cost of goods sold totaling $48,994 as a result of filing for the blender tax credit associated with blended gallons. The Company did not recognize and blender tax credits during the same period in the current year.  Further impacting the year-over-year increase was the newly implemented strategy for selling kerosene during the current year.  Kerosene cost of sales totaled $46,895 during the first nine months of 2017 while there were no such transactions during the same period in 2016.

Gross Loss

The Company had a gross loss of $29,278 for the period July 1, 2017 through September 30, 2017.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $54,563 for the period July 1, 2016 through September 30, 2016.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $110,688 for the period January 1, 2017 through September 30, 2017. The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $106,156 for the period January 1, 2016 through September 30, 2016.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $10,659 for the period July 1, 2017 through September 30, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $46,265 for the period July 1, 2016 through September 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period July 1, 2017 through September 30, 2017 to the activity for the period July 1, 2016 through September 30, 2016, there was a decrease in SG&A expenses of $35,606 as SG&A decreased from $46,265 to $10,659. The period-over-period decrease was due primarily to reduced plant personnel at the biodiesel production facility in Lenoir, NC.

SG&A expenses totaled $47,080 for the period January 1, 2017 through September 30, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $87,289 for the period January 1, 2016 through September 30, 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2017 through September 30, 2017 to the activity for the period January 1, 2016 through September 30, 2016, there was a decrease in SG&A expenses of $40,209 as SG&A declined from $87,289 to $47,080. The period-over-period decrease is in line with reduced personnel at the biodiesel production facility in Lenoir, NC. Otherwise, general overhead remained stable considering the first half of the current year compared with the first half of the prior year.

Other Income (Expense)

Other Income totaled $1,464 during the period July 1, 2017 through September 30, 2017. During the third quarter of 2017, this amount was attributable to a rebate from our insurance carrier. The $1,464 of Other Income recognized during the current quarter was related to a refund from our insurance carrier.  Our carrier performed an audit of 2016 and determined that we were eligible for a refund. The refund was recorded in Other Income, instead of an offset to insurance expense, since its basis was an audit of a prior year

Other Income totaled $558 during the period July 1, 2016 through September 30, 2016. During the third quarter of 2016, this amount was attributable to $34 in funding received from the USDA Biofuel Program and to a $524 rebate from our insurance carrier. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received.

Other Income totaled $1,666 during the period January 1, 2017 through September 30, 2017. During the first nine months of 2017, this amount was attributable to funding received from the USDA Biofuel Program and from $1,464 in rebates from our insurance carrier.

Other Income totaled $720 during the period January 1, 2016 through September 30, 2016. During the first nine months of 2016, this amount was attributable to $196 in funding received from the USDA Biofuel Program and from $524 in rebates from our insurance carrier.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2017	As of December 31, 2016
Current Assets	$20,356	$54,567
Current Liabilities	$660,109	$601,758
Working Capital Deficiency	$(639,753)	$(547,191)
Accumulated Deficit	$(6,669,541)	$(6,513,176)

Cash Flows

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash used in operating activities	$(59,902)	$(60,804)
Cash provided by investing activities	14,271	-
Cash provided by (used in) financing activities	34,921	(9,298)
Net (decrease) in cash	$(10,710)	$(70,102)

As of September 30, 2017, our current assets totaling $20,356 consisted of cash, accounts receivable, inventory, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $660,109 as of September 30, 2017.  As a result, we had a working capital deficiency of $639,753.

Current assets for the Company totaled $54,567 as of December 31, 2016. Current liabilities for the Company totaled $601,758 as of December 31, 2016, which resulted in a working capital deficiency of $547,191.

Comparing the working capital deficiency at September 30, 2017 to the deficiency at December 31, 2016, there was an increase of $92,562 as the deficiency increased from $547,191 to $639,753. The biggest contributor to the overall increase in the deficit was operating in an environment of unfavorable market conditions – lower benchmark petroleum prices while feedstock prices have not reduced commensurately.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock.  Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2016 balance sheet date, total receivables have decreased $11,818 with no amounts written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products and kerosene, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the nine months ended September 30, 2017, the Company generated a gross loss of $110,688 on sales of $71,035 over the same period. For the nine months ended June 30, 2016, the Company generated a gross loss of $106,156 on sales of $146,422 over the same period.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of September 30, 2017, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Used In Operating Activities

During the period January 1, 2017 through September 30, 2017, the Company’s cash used in operating activities totaled $59,902. For the same period, the Company’s cash used in operating activities was primarily attributable to collecting trade receivables, and to making transactions on trade payables. Third party trade receivables decreased $11,818 while inventories decreased $13,787. Third party trade payables and accrued expenses increased $9,111 and $5,869, respectively, for the same period.  Related party payables decreased $31,154 due to a conversion of trade payables to notes payable (see Cash Provided By Financing Activities below). Depreciation expense was $49,532 for the first nine months of 2017.

During the period January 1, 2016 through September 30, 2016, the Company’s cash used in operating activities totaled $60,804. For the same period, the Company’s cash provided by operating activities was primarily attributable to generating trade receivables associated with biodiesel and RIN sales, and making payments on trade payables. Third party trade receivables decreased $28 and related party receivables decreased $57,205 while inventories decreased $3,253. Trade payables increased $6,601 for the same period. Depreciation expense was $56,990 for the first nine months of 2016.

Cash Provided By Investing Activities

During the period January 1, 2017 through September, 2017, the Company’s cash flows provided by investing activities totaled $14,271.  Cash provided by investing activity resulted from the sale of equipment comprising the diesel exhaust fluid (DEF) production system. The equipment was sold to a third party at book value, therefore, no gain or loss was recorded on the sale.

During the period January 1, 2016 through September, 2016, the Company had no cash flows related to investing activities.

Cash Provided By Financing Activities

During the period January 1, 2017 through September 30, 2017, the Company’s cash flow related to financing activities totaled $34,921. This amount represents proceeds provided from short-term financing from a related party and employee loan during the period under consideration. At December 31, 2016, the Company recognized a related party payable totaling $31,154.  This amount was converted to a note payable during the current year.

During the period January 1, 2016 through September 30, 2016, the Company’s cash flow related to financing activities totaled $9,298. This amount represents funds paid for short-term debt during the current period.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2017.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2017.

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

November 14, 2017

By:

INCOMING, INC.

/s/ R. Samuel Bell, Jr.

R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris

Vice President, Finance (Principal Financial Officer)