Form 10-K
period 2017-12-31
Incoming, Inc.
filed 2018-04-17
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐No ☑

As of March 31, 2018 there were 33,754,332 shares of common stock issued and outstanding (31,774,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

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

Overview of the Business

We have historically been engaged in the business of wholesaling biodiesel to distributors in the Eastern region of the United States. In addition, we have sold glycerin (a biodiesel by-product) to refiners and manufacturers and have sold kerosene to wholesalers. During 2017, we were unable to profitably produce biodiesel. As a result, we recorded an impairment of those fixed assets associated exclusively with biodiesel production.

When producing biodiesel, our focus is on commercial grade biodiesel produced from virgin agri-based feedstock that meets the standards for biodiesel established by The American Society of Testing and Materials (“ASTM”) and adopted by the Environmental Protection Agency (“EPA”). Management believes the resulting product is superior to biodiesel produced from recycled oils due to lower quantities of fatty acids, which allows for shorter processing times and less sulfur, and offers favorable conditions for machinery and engines.

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

The Company occasionally works with neighboring universities to provide research opportunities in the biofuel industry for students. While no formal arrangements or understandings currently exist between the Company and any University or College, the Company frequently invites students to tour the NABE facilities and educates students on the benefits of the biofuel industry.

The Company refines glycerin for selling on the open market. Refining glycerin involves removing methanol and moisture from the crude glycerin. Once the wet methanol has been removed, glycerin is further refined through acidulation. Acidulation is achieved through the introduction of hydrochloric acid to glycerin, which concurrently refines the glycerin and yields fatty acid oils. Glycerin is refined to a purity level of 80-90% after the acidulation process. All components (wet methanol, fatty acid oil, and refined glycerin) of the process are marketable goods.

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

Primary Products

When market conditions allow production, our primary product is biodiesel made from virgin agri-based feedstock that meets ASTM D6751 specifications. During 2017, we did not produce biodiesel. The National Biodiesel Board defines “biodiesel” as follows: “Biodiesel” is defined as mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats which conform to ASTM D6751 specifications for use in diesel engines. Biodiesel refers to the pure fuel before blending with diesel fuel. Biodiesel blends are denoted as “BXX” with “XX” representing the percentage of biodiesel contained in the blend (e.g., B20 is 20% biodiesel, 80% petroleum diesel).

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

According to the National Biodiesel Board, among other environmental benefits, biodiesel:

•in its pure, or neat, form reduces the net gain in carbon dioxide (“CO2”) emissions by approximately 78% compared to petroleum fuels;

•reduces tailpipe emissions of particulate matter (soot or black carbon) by approximately 47%, which is recognized as a major contributor to global warming, as well as a critical air pollutant associated with reduced human health, particularly among children and asthmatics;

•reduces emissions of unburned hydrocarbons by almost 67%;

•produces approximately 48% less carbon monoxide than diesel fuels; and

•contains no sulfur and generates no sulfur emissions, a major source of acidification in rain and surface water.

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

The EPA’s regulations implemented the RFS standards by establishing the four categories of renewable fuel, and set separate volume requirements for each new category, including biodiesel. The new standards are known commonly as “RFS2.” As of July 26, 2010, the EPA confirmed we were in compliance with the RFS2 regulations, making us eligible for participation in the RIN market. In January of 2016, we submitted a revised engineering review in compliance with EPA regulations. Reviews must be performed by third parties and their report must be submitted every three years. We anticipate additional revenues from the direct sale of RINs in instances where customers do not want to bear the burden of administering RINs associated with biodiesel.

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

Biodiesel Production

According to the National Biodiesel Board, as of March 2018, there were 78 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains higher than current and projected production levels.

In accordance with the EISA, RFS2 sets an annual requirement for the domestic use of biodiesel.  EPA published its final rulemaking in November of 2017 stating that the requirement will be for 2.1 billion gallons of biomass-based diesel for 2018. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

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

The blender credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011.  This meant that our plant in Lenoir, NC operated during fiscal year 2012 without the production tax credit in place. In January of 2013, Congress voted to reinstate the biodiesel tax incentive retroactively to January 1, 2012 and going forward to December 31, 2013. In late December of 2014, Congress retroactively extended the blender tax credit that expired on December 31, 2013. The reinstatement made the credit effective for the period January 1, 2014 through December 31, 2014. For most of 2015, the tax credit remained in an expired state; however, an extension of the credit was passed by Congress in December of 2015. The 2015 Protecting Americans from Tax Hikes Act (PATH Act) retroactively reinstated the blender credit for all of 2015 and extended its deadline until December 31, 2016.  In November of 2017, the blender credit has not been reinstated retroactively for 2017, but was not extended prospectively for 2018 or any other future year. The blender credit’s status is uncertain going forward.

Our Customers

Our main customers are petroleum distributors in the Southeast region of the United States. However, we may seek out alternative markets to sell our biodiesel. Additional markets may emerge, including sales to power generation facilities or cogeneration power plants using biodiesel to provide electricity for powering industrial plants (excess electricity would be sold back to power grids allowing electric companies to meet RFS). Further, a potential market exists for biodiesel sales to customers as a cleaner burning heating oil replacement or additive.

We have no contractual relationship to sell our products. We determine the price and thereafter sell to our customers on a first come, first serve basis.

We sell a portion of our finished product to Echols Oil Company (“Echols”), which is owned by R. Samuel Bell, Jr., our Chairman and CEO. Echols is a petroleum distributor in the Southeast that utilizes biodiesel. Sales to Echols represented approximately 91% and 89% of our consolidated revenues for fiscal years 2017 and 2016, respectively.

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

Our Employees

NABE’s employee count varies depending on the volume of production. We currently have one employee at the biodiesel plant in Lenoir, NC. There are no union issues and all positions are easily replaced. In accordance with our community initiative and efforts to increase consumer education on biodiesel, we occasionally employ interns from neighboring colleges, which offer degrees in renewable fuel production.

Our current plant manager, Randy K. Dellinger is one of the founding members of NABE. Mr. Dellinger has been responsible for the successful negotiation of various bargain purchases and feedstock agreements. Mr. Dellinger was raised in Lenoir, North Carolina where he remains an active member and advocate for local sustainability through several local organizations. Upon completing high school, Mr. Dellinger joined the United States Navy as an Ocean Systems Technician. After four years in the Navy, Mr. Dellinger went to work in the telecommunications field; first with Bell South as an engineer and then with MCI as a Project Manager. During this time he earned a Bachelor of Science degree from Dallas Baptist University. After MCI, Mr. Dellinger worked as a Senior Management Consultant for Cruces Consulting Services for six years. Upon returning to North Carolina, Mr. Dellinger founded NABE. Mr. Dellinger is on the Advisory Boards of Appalachian State University and A-B Technical College. He is also a former member of the board of the North Carolina Biodiesel Association.

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

Additional environmental laws and regulations which are applicable to us and our operations include, among others, the following United States federal laws and regulations:

•Federal Water Pollution Control Act (a/k/a the Clean Water Act) and comparable state laws, which govern discharges of pollutants into waters of the United States and each state, respectively;

•Resource Conservation and Recovery Act, which governs the management, storage and disposal of solid and hazardous waste;

•Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;

•Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;

•Safe Drinking Water Act, which governs underground injection and disposal activities; and U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property occupies approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expired on May 31, 2012.  The lease automatically renewed for two five-year terms as neither party opted out or expressed any conditions that were not mutually agreed to by the parties. Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments. Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease. Our property taxes for 2017 (which includes city and county taxes) were $1,913 and have been paid in full. The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

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

As of March 5, 2018, the stock was trading at a market price of $0.02 per share; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.02 was from the last reported sale date of March 1, 2018.

Fiscal Year 2017	High Bid	Low Bid (1)
Fourth Quarter (10-01-2017 to 12-31-2017)	$0.1400	$0.0200
Third Quarter (07-01-2017 to 09-30-2017)	$0.2800	$0.0200
Second Quarter (04-01-2017 to 06-30-2017)	$0.0300	$0.0200
First Quarter (01-01-2017 to 03-31-2017)	$0.0300	$0.0200

Fiscal Year 2016	High Bid	Low Bid (1)
Fourth Quarter (10-01-2016 to 12-31-2016)	$0.0300	$0.0200
Third Quarter (07-01-2016 to 09-30-2016)	$0.0300	$0.0300
Second Quarter (04-01-2016 to 06-30-2016)	$0.0400	$0.0300
First Quarter (01-01-2016 to 03-31-2016)	$0.0400	$0.0400

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At March 5, 2018, we had 99 total shareholders of record of our common stock (99 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2017, there were no sales of shares that would be considered exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.

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

Company Overview

NABE is a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons. Our facility produces biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors. During prior years, we also refined and sold crude glycerin, recovered methanol and high acid oil, which are all contained within the byproduct of our biodiesel production.

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. Recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and has historically serve as an additional source of revenue, about 2% of 2016 annual gross revenue.

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

Government incentives. Initiatives and incentives at the federal, state and local government levels benefit our blending and retail customers. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers include registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In February of 2018, Congress retroactively restored the biodiesel tax credit for all of 2017, but did not extend it prospectively through December 31, 2018. Although Congress has extended this credit on multiple occasions, it last expired as of December 31, 2016 and there are no assurances that the tax incentive will be reinstated by Congress.

Processing capacity . Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

Market demand. The growth potential of our revenue depends on market demand for our products. We believe growth potential exists for sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA requiring a minimal consumption of biodiesel. In November of 2017, EPA issued its final rulemaking that established a 2.1 billion gallon biobass-based diesel usage mandate for 2018, which was an increase from the 2017 volume of 2.0 billion gallons.

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

Results of Operations

The following is a discussion and analysis of our results of operations for 2017 and 2016, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue

The Company generated revenues of $71,035 during 2017. Revenue generated during the period was due to sales of biodiesel, kerosene, de-methylated glycerin, and recovered methanol. Third-party transactions during 2017 included biodiesel sales totaling $43, diluted methanol sales of $2,904, de-methylated glycerin sales of $2,775, and recovered methanol sales of $658. During 2017, related party kerosene sales totaled $64,655.

The Company generated revenues of $251,995 during 2016.  Revenue generated during the period was due to sales of biodiesel, RINs, kerosene, and materials recovered during glycerin purification processing. During 2016, our third party biodiesel sales totaled $2,616 while our third party kerosene sales totaled $19,728. The fourth quarter of 2016 marked the first time in which we sold kerosene to wholesalers. Our biodiesel plant in Lenoir, NC has the permits necessary to re-sell kerosene. Kerosene sales helped to offset declining biodiesel demand during cold weather. We had biodiesel and RIN sales to related parties totaling $224,206 during the period under consideration. There were no RIN sales transacted to third parties during 2016. Recovered methanol sales were $2,237 while de-methlyated glycerin sales were $3,208 for the period January 1, 2016 through December 31, 2016.

Comparing the Company’s activity for 2017 to 2016, there was a decrease in revenue of $180,960 from $251,995 to $71,035. During 2017, revenue was primarily attributable to $64,655 in related party kerosene sales.  Kerosene sales amounted to $19,728 during 2016. Related party biodiesel and RIN sales totaled $224,206 during 2016 while there were no related party biodiesel or RIN sales during 2017. Also impacting comparative revenues were sales of glycerin, and recovered methanol. The Company had glycerin sales of $2,775 during 2017 while glycerin sales totaled $3,208 during the same period in 2016. The Company recognized $2,237 in recovered methanol sales during 2016 and had $658 in recovered methanol sales during the same period in 2017. Also during 2017, the Company had diluted methanol sales totaling $2,904 but did not have diluted methanol sales during 2016.

Cost of Revenue

The Company’s cost of revenue was $155,998 during 2017. For the same period, cost of revenue consisted of costs associated with kerosene purchases for resale, labor, overhead, and utilities. At the end of 2017, the Company wrote off $10,761 in inventory due to an expectation for continued losses from biodiesel operations. All inventory items written off were related to biodiesel production.

The Company’s cost of revenue was $294,478 during 2016. For the same period, cost of revenue consisted of costs associated with raw materials (feedstocks, methanol, and catalyst) purchases, kerosene purchases for resale, labor, overhead, and utilities.

Comparing activity for 2017 to activity for 2016, there was a decrease in cost of revenues of $138,480 from $294,478 to $155,998. The period-over-period decrease was due to operating with a leaner production crew at the biodiesel production facility in Lenoir, NC.  During 2016, the Company recognized an offset to the cost of goods sold totaling $48,994 as a result of filing for the blender tax credit associated with blended gallons. The Company did not recognize and blender tax credits during the current year.  Further impacting the year-over-year decrease were comparative direct material costs.  Direct material costs totaled $80,881 during 2016. These same costs totaled $65,780 for 2017, which also included the $10,761 inventory write off.

Depreciation

Depreciation expense totaled $64,083 during 2017.

Depreciation expense totaled $74,948 during 2016.

Gross Loss

The Company had a gross loss totaling $149,046 during 2017.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss totaling $117,431 during 2016.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses totaled $74,692 during 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $108,277 during 2016. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the activity for 2017 to 2016, there was a decrease in SG&A expenses of $33,585 as SG&A decreased from $108,277 to $74,692. The period-over-period decrease is in line with reduced biodiesel production activity and fewer personnel at the biodiesel production facility in Lenoir, NC.

Other Income & Tax Credit Income

Other Income totaled $1,666 during 2017. During 2017, this amount was partially attributable to $202 in funding received from the USDA Biofuel Program and to a rebate from our insurance carrier. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. The additional $1,464 of Other Income recognized during the current year was related to a refund from our insurance carrier.  Our carrier performed an audit of 2016 and determined that we were eligible for a refund. The refund was recorded in Other Income, instead of an offset to insurance expense, since its basis was an audit of a prior year.

Other Income totaled $720 during 2016. During 2016, this amount was attributable to $196 in funding received from the USDA Biofuel Program and to a rebate from our insurance carrier. The additional $524 of Other Income recognized during 2016 was related to a refund from our insurance carrier resulting from an audit of 2015.

Interest Expense

Interest expense was $368 during 2017.

Interest expense was $671 during 2016.

Net Loss

The Company had a net loss of ($422,271) during 2017.

The Company had a net loss of ($225,659) during 2016.

Debt Obligations and Commitments

Contractual Obligations	Total	Less than one year	1 - 2 Years	2 - 5 Years	More than 5 Years
Term loan (1)	1,690	1,690	-	-	-

Total	$ 1,690	1,690	-	-	-

_______________________

(1) NABE entered into a term note in April 2017 that matured in February 2018.  The note was payable in monthly principal and interest installments of $880.  Interest is payable at a rate of $35 per month.  The balance outstanding at December 31, 2017 was $1,690.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2017	As of December 31, 2016
Current Assets	$7,929	$54,567
Current Liabilities	699,206	601,758

Working Capital Deficiency	(691,277)	(547,191)

Accumulated Deficit	(6,935,447)	(6,513,176)

Cash Flows

	Year ended December 31, 2017	Year ended December 31, 2016
Cash (used in) by operating activities	$(79,809)	$(46,755)
Cash provided by investing activities	14,271	-
Cash provided/(used in) by financing activities	57,558	(13,281)
Net change in cash	(7,980)	(60,036)

As of December 31, 2017, our current assets totaling $7,929 consisted of cash, accounts receivable, other current assets and prepaid expenses. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $699,206 as of December 31, 2017. As a result we had a working capital deficiency of $691,277 at December 31, 2017.

Current assets for the Company totaled $54,567 as of December 31, 2016. Current liabilities for the Company totaled $601,758 as of December 31, 2016. As a result the Company had a working capital deficiency of $547,191 at December 31, 2016.

Through December 31, 2017, the Company has funded its operations through the issuance of 33,774,332 shares (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

To date, our cash flow requirements have been primarily met by equity financings and from operating the Company's biodiesel production facility in Lenoir, NC. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Our auditors have issued a going concern opinion on the Company’s financial statements for the year ended December 31, 2017.

Cash Used In Operating Activities

During 2017, the Company’s cash used in operating activities totaled $79,809. The Company’s cash used in operating activities was primarily attributable to collecting trade receivables, and to making transactions on trade payables. Third party trade receivables decreased $11,818. Inventory decreased a total of $25,810, an amount which includes $10,761 of inventory that was fully written off at year end due to continued losses from biodiesel production operations. Trade payables decreased $5,807 while related party payables decreased $13,245 during 2017. Related party trade payables were impacted by a $45,661 conversion of the trade payables to related party notes payable (see Cash Provided By Financing Activities below). Accrued expenses increased $12,388 during 2017. Depreciation expense was $64,083 in 2017.

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

Cash Provided By Investing Activities

During 2017, the Company’s cash flows provided by investing activities totaled $14,271.  Cash provided by investing activity resulted from the sale of equipment comprising the diesel exhaust fluid (DEF) production system. The equipment was sold to a third party at book value, therefore, no gain or loss was recorded on the sale.

During 2016, the Company had no cash flows related to investing activities.

Cash Provided By (Used In) Financing Activities

During 2017, the Company’s cash provided by financing activities totaled $57,558.  Of this amount, $66,494 represents proceeds provided from short-term financing from a related party and from an employee loan, which was subsequently repaid, during the year. The difference, or $8,936, represents cash used in financing prepaid insurance. At December 31, 2016, the Company recognized a related party payable totaling $31,154.  This amount, and an additional $46,204, were converted to a note payable during the current year.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Incoming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Incoming, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2010.

Houston, Texas

April 17, 2018

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$3,480	$11,460
Accounts receivable, trade, net	228	12,046
Inventory	-	25,810
Prepaid expenses	3,821	4,851
Other current assets	400	400
Total current assets	7,929	54,567

Property and equipment, net	271,654	549,839
Total assets	$279,583	$604,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$196,883	$222,773
Short-term debt	1,690	2,176
Accrued liabilities	81,865	69,477
Accounts payable – related parties	274,916	307,332
Related party debt – short-term	143,852	-
Total current liabilities	699,206	601,758

Total Liabilities	699,206	601,758

Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated Deficit	(6,935,447)	(6,513,176)
Total Stockholders’ Equity (Deficit)
	(419,623)	2,648
Total Liabilities and Stockholders' Equity (Deficit)	$279,583	$604,406

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016
Revenue	$6,380	$27,789
Revenue from related parties	64,655	224,206
Total revenue	71,035	251,995

Cost of revenue	155,998	294,478
Depreciation	64,083	74,948
Gross loss	(149,046)	(117,431)

Selling, general, and administrative expenses	74,692	108,277
Loss on impairment of property and equipment	199,831	-

Loss from operations	(423,569)	(225,708)

Other income (expense)
Other income	1,666	720
Interest expense	(368)	(671)
Total other income	1,298	49
Net Loss	$(422,271)	$(225,659)

Net Loss per Class A Common Share (Basic and Diluted)	(0.01)	(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	(0.21)	(0.11)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities
Net Loss	$(422,271)	$(225,659)
Adjustments to reconcile net loss to net cash provided by operations
Loss on impairment of fixed assets	199,831	-
Write off of inventory	10,761	-
Depreciation	64,083	74,948
Changes in operating assets and liabilities
Accounts receivable	11,818	(11,796)
Accounts receivable – related party	-	57,205
Prepaid expenses	9,480	12,451
Inventory	15,049	(10,492)
Accounts payable	5,807	17,277
Accounts payable – related party	13,245	31,154
Accrued expenses	12,388	8,157
Net cash used in operating activities	(79,809)	(46,755)
Cash flows from investing activities
Proceeds from sale of equipment	14,271	-
Net cash provided by (used) in investing activities	14,271	-
Cash flows from financing activities
Proceeds from loan from employee	5,072	-
Payments on loan from employee	(5,072)	-
Proceeds from related party debt	66,494	-
Payments on short-term debt	(8,936)	(13,281)
Net cash provided by (used in) financing activities	57,558	(13,281)

Net change in cash for period	(7,980)	(60,036)
Cash at beginning of period	11,460	71,496
Cash at end of period	$3,480	$11,460

Supplemental disclosure of cash flow information
Cash paid for interest	$368	$671
Cash paid for income taxes	-	226

Non-cash investing and financing activities
Accounts payable-related party converted to notes payable-related party	77,358	-
Prepaid insurance financed with notes payable	8,450	12,171

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2017 and 2016

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2015	31,774,332	$31,774	1,980,000	$1,980	$ 6,482,070	$ (6,287,517)	$ 228,307

Net Loss	-	-	-	-	-	(225,659)	(225,659)
Balances, December 31, 2016	31,774,332	$31,774	1,980,000	$1,980	$ 6,482,070	$ (6,513,176)	$ 2,648

Net Loss	-	-	-	-	-	(422,271)	(422,271)
Balances, December 31, 2017	31,774,332	$31,774	1,980,000	$1,980	$ 6,482,070	$ (6,935,447)	$ (419,623)

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1Nature and Continuance of Operations

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

Going Concern

The consolidated financial statements presented in this document have been prepared on a going-concern basis. As of December 31, 2017, the Company has a working capital deficiency of $691,277 and has an accumulated deficit of $6,935,447. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less at the date of purchase. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2017 and 2016, the Company had cash of $3,480 and $11,460, respectively, held in FDIC insured accounts.

Revenue Recognition

The Company derives all of its revenue from operations of the NABE biodiesel plant in Lenoir, North Carolina, which was acquired in August of 2010.  Through NABE, the Company’s operations are focused primarily on biodiesel production and sales. Currently, we derive revenue from biodiesel sales, from glycerin (a by-product from bio-diesel production) sales, from RIN (Renewable Identification Numbers) sales, and from kerosene sales.  We also generate revenue from biodiesel import activities. The Company records revenue when all of the following criteria are met: a) persuasive evidence of an arrangement with the customer exists, b) the price to the customer is fixed and determinable, c) product is shipped or delivery is complete (depending on the terms) and collection probability is reasonably assured.

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

Accounts Receivable

Accounts receivable represent valid claims against customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review. Accounts receivable are written off when the account is deemed uncollectible. The allowance for doubtful accounts balance outstanding at December 31, 2017 and 2016 was $11,096.

Inventories

Inventories consist primarily of raw materials, work-in-process and production by-products that are valued at the lower of cost, determined by the first-in, first-out method, or net realizable value.

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

Net Income/(Loss) per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common shares and common equivalent shares, such as stock options and warrants, outstanding during the period. The Company does not have any stock options or warrants outstanding in 2017 and 2016. As a result, the Company did not have to consider the impact of equivalent shares on its diluted net income/(loss) per share calculation.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts receivable, accounts payable and accrued liabilities, due to related parties and short-term debt approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect this amendment to have a material impact on its financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   As indicated below, the Company does not believe

that the adoption of ASU No. 2014-09 will have a material impact on its revenue recognition as it pertains to current revenue streams.

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its financial statements and expects to adopt the modified retrospective approach. However, the adoption of these new standards will not have a material impact on its revenue recognition as it pertains to current revenue streams.

Note 3  Inventory

Inventory consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Raw materials	$ -	$ 11,545
Finished goods	-	11,393
By-products	-	2,872
Total	$ -	$ 25,810

Inventory is reviewed periodically for slow-moving and obsolete items. The Company wrote off the remaining inventory balance of $10,761 as of December 31, 2017. The write-off to cost of goods sold was deemed appropriate as all inventory items were associated with biodiesel production.

Note 4Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Plant and equipment (1-20 years)	$456,100	$803,522
Leasehold improvements (2-5 years)	-	48,272
Vehicle (5 years)	-	9,800
	456,100	861,594
Less: accumulated depreciation	(184,446)	(311,755)
Total	$271,654	$549,839

Depreciation expense totaled $64,083 and $74,948 for the years ended 2017 and 2016, respectively.

During 2017, the Company failed to generate significant revenues. Further, near-term activity is anticipated to generate additional losses from operations. Based on the declining activity, the Company used FASB Accounting Standards Codification (ASC) 360 to evaluate the need to impair its property and equipment. As a result of the analysis, the Company determined it necessary to record an impairment loss of $199,831 on property and equipment during the year ended December 31, 2017.

Operations at the Company’s plant in Lenoir, NC may be considered in two broad categories – biodiesel production and kerosene re-selling. Certain plant equipment components are used for both biodiesel production and for re-selling kerosene.  The impairment amount was attributable to equipment solely related to biodiesel production.  The Company also wrote off fully depreciated assets with a total cost of $80,893 in 2017.

During 2016, NABE did not recognize any loss on impairment of fixed assets.

Note 5 Third Party Notes Payable

NABE entered into a term note totaling $8,450 in April 2017 that matured in February 2018.  The note was to finance the Company’s insurance premiums and was payable in ten monthly principal and interest installments of $880.  Interest was payable at a rate of $35 per month.  During 2017, payments on the short-term debt totaled $8,936. The balance outstanding at December 31, 2017 was $1,690. There was no collateral required for the note.  The note was fully paid in February 2018.

NABE entered into a term note totaling $9,733 in April 2016 that matured in February 2017.  The note was to finance the Company’s insurance premiums and was payable in monthly principal and interest installments of $1,012 Interest was payable at a rate of $39 per month.  During 2016, payments on the short-term debt totaled $13,281. The balance outstanding at December 31, 2016 was $1,947. There was no collateral required for the note.  The note was fully paid in February 2017.

Note 6Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company (“Echols”), a company owned by Incoming, Inc.’s CEO, R. Samuel Bell, Jr.  During 2017 and 2016, sales to the related party were $64,655 and $224,206, respectively.  As of December 31, 2017, the Company had notes payable to Echols totaling $143,852 which are non-interest bearing and due on demand. Notes payable to Echols resulted from accepting loans from the related party during the year. Of the $143,852 in total payables to Echols, 77,358 represents a conversion from related party accounts payable to related party notes payable. The remaining $66,494 represents funds borrowed during the year for operations at NABE. There are no formal agreements for the notes payable to Echols.  As of December 31, 2017 and 2017, the Company also had outstanding related party payables to Echols of $0 and $32,416, respectively.  As of December 31, 2017 and 2016, the Company had no outstanding related party receivables and had outstanding related party payables of $274,916to Green Valley Bio-Fuels. Payables to Green Valley Bio-Fuels resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

During 2017, the Company received proceeds totaling $5,072 in short-term financing from an employee. This amount was fully repaid during the year.

Note 7Equity Transactions

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

There are no options or warrants issued or outstanding as of December 31, 2017 and 2016.

During 2017 and 2016, the Company consummated no equity transactions.

Note 8Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company is current on all of its corporate tax filings. Tax year 2017 is currently under extension and we expect to file the returns by the due date.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,180,000 and $1,758,000 at December 31, 2017 and 2016 and will expire beginning in 2028.

At December 31, 2017 and 2016, deferred tax assets consisted of the following:

	2017	2016
Deferred tax assets
Net operating losses	$ 458,000	$ 615,000
Less: valuation allowance	(458,000)	(615,000)

Net deferred tax asset	$ -	$ -

Note 9Major Customers and Vendors

During 2017, one related party customer accounted for 91% of total revenue. During 2017, there was a single third party vendor who accounted for 71% of direct material costs while one related party vendor accounted for 29% of direct material costs.

During 2016, one related party customer accounted for 89% of total revenue while two third-party customers accounted for 9% of total revenue. The customers to whom the third-party sales were made included Customer A (8% of total) and Customer B (1%). During 2016, there were three third party vendors who accounted for 100% of direct material costs.

Note 10Contingencies

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. If any legal matter, that may arise, were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s would reflect any potential claim in the consolidated financial statements for that reporting period.

In June of 2015, a Plaintiff filed suit against the Company and its subsidiary, NABE. The filing claimed that the Company did not have the right to retain the $510,030 that was received and recognized as Other Income. The Company is currently defending the action and does not believe that the suit will result to an unfavorable outcome to the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with

GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our internal control over financial reporting:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2017.

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

4. Lack of Independent Board of Directors and Audit Committee. Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not sufficient to justify the creation of such a committee at this time.  Management will periodically reevaluate this situation.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell, Jr.	62	CEO, Chairman
William D. Curtis	61	Director
Frank A. Gay	56	Director
James Gay	57	Director
David Mixson	57	Director
Eric S. Norris	49	Treasurer, Director

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eric S. Norris, Treasurer and Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________________________________

Employment Agreements

We currently do not have employment agreements with any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended December 31, 2017, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.  We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the years ended December 31, 2017 and 2016 and currently no compensation arrangements are in place for the compensation of directors.

Compensation Committee

In August of 2014, the Board of Directors formed a Compensation Committee. The committee’s purpose is to determine appropriate pay programs that serve the Company’s best interests and are aligned with our business strategy. Eric S. Norris and W. Dennis Curtis, Jr. were appointed to serve on the committee having been determined to meet the necessary requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 5, 2018 based upon: (i) 31,774,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2017 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

In 2017, the Company’s subsidiary, NABE, has sales totaling $64,655 to Echols Oil Company. In addition to related party sales, the Company has related party debt owed to Echols Oil Company totaling $143,852 as of December 31, 2017. The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit and tax fees that were billed or are expected to be billed for fiscal years 2017 and 2016:

	2017	2016
Audit Fees	33,500	35,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$33,500	$35,000

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

INCOMING, INC.

By:/s/ R. Samuel Bell, Jr.

R. Samuel Bell, Jr.

Chairman and CEO

Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell, Jr. R. Samuel Bell, Jr.	CEO and Chairman, Board of Directors (Principal Executive Officer)	April 17, 2018

/s/ Eric Norris Eric Norris	Vice President of Finance, Director (Principal Financial Officer)	April 17, 2018