Form 10-Q
period 2018-03-31
Incoming, Inc.
filed 2018-05-15
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018
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

Non-accelerated filer   [   ]Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes   [  ]      No   [X]

As of May 15, 2018, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$185	$3,480
Accounts receivable, trade, net	228	228
Prepaid expenses	686	3,821
Other current assets	400	400
Total current assets	1,499	7,929

Property and equipment, net	263,580	271,654
Total Assets	$265,079	$279,583

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable	$189,602	$196,883
Current maturities of long term debt	-	1,690
Accrued liabilities	81,798	81,865
Accounts payable – related parties	274,916	274,916
Related party debt – short-term	174,552	143,852
Total current liabilities	720,868	699,206

Total Liabilities	720,868	699,206

Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(6,971,613)	(6,935,447)
Total Stockholders’ (Deficit)	(455,789)	(419,623)
Total Liabilities and Stockholders' (Deficit)	$265,079	$279,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenue	$-	$3,476
Revenue from related parties	-	64,655
Total Revenue	-	68,131

Cost of revenue	15,055	99,265
Depreciation	8,074	16,879
Gross loss	(23,129)	(48,013)

Selling, general, and administrative expenses	12,967	17,193

Loss from operations	(36,096)	(65,206)

Other income (expense)
Grant and other income	-	155
Interest expense	(70)	(88)
Total other income (expense)	(70)	67

Net Loss	$(36,166)	$(65,139)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.00)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.02)	$(0.03)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from operating Activities
Net loss	$(36,166)	$(65,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,074	16,879
Changes in operating assets and liabilities
Accounts receivable	-	11,782
Prepaid expenses	3,135	3,982
Inventory	-	11,585
Accounts payable	(7,281)	6,692
Accrued expenses	(67)	5,663
Net cash used in operating activities	(32,305)	(8,556)
Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from related party debt	30,700	-
Payments on short-term debt	(1,690)	(2,176)
Net cash provided by (used in) financing activities	29,010	(2,176)
Net decrease in cash for period	(3,295)	(10,732)
Cash at beginning of period	3,480	11,460
Cash at end of period	$185	$728

Supplemental disclosure of cash flow information
Cash paid for interest	$70	$88

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on April 17, 2018. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying financial statements for the period ended March 31, 2018 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2018.

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

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statement of operations for the three months ended March 31, 2018 as a result of applying Topic 606.

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

Note 2Going Concern

These financial statements have been prepared on a going concern basis.    As of March 31, 2018, the Company had a working capital deficiency of $719,369, and had an accumulated deficit of $6,971,613.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company (“Echols”), a company owned by Incoming, Inc.’s CEO, R. Samuel Bell, Jr.  During first three months of 2018, the Company had no sales to Echols. During the same period in 2017, sales to the related party totaled $64,655.  As of March 31, 2018, the Company had notes payable to Echols totaling $174,552 which are non-interest bearing and due on demand. Notes payable to Echols resulted from accepting loans from the related party. As of March 31, 2018, the Company had no outstanding related party receivables and had outstanding related party payables of $274,916 to Green Valley Bio-Fuels. Payables to Green Valley Bio-Fuels resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2017.

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

Company Overview

NABE has historically been a refiner and producer of commercial-grade biodiesel as specified by the American Society of Testing and Materials (ASTM D6751). Our refining and production facility is located in Lenoir, North Carolina with a nameplate annual capacity of five million gallons.  The Lenoir plant is currently idle due to adverse market conditions. Our facility has the ability to produce biodiesel from virgin, agri-based feedstock using commercial specifications. The biodiesel we produce is sold throughout North Carolina, South Carolina and Virginia directly or through wholesale distributors.  At times, we have strategically purchased biodiesel from other producers to meet commercial requirements.  We also purify and sell glycerin, which is created as a byproduct of the biodiesel production process. Once the facility has accumulated sufficient glycerin to make full loads, it is typically sold to the market.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2018, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties

The Company generated no revenues during the period January 1, 2018 through March 31, 2018.

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

Comparing the Company’s activity for the period January 1, 2018 through March 31, 2018 to the activity for the period January 1, 2017 through March 31, 2017, there was a decrease in revenue of $68,131 from $68,131 to zero. The period-over-period decrease was primarily due to sale of kerosene to a related party that occurred during the first quarter of the prior year. NABE started leveraging its existing operating licenses to sell kerosene during the last quarter of 2016. Kerosene sales totaled $64,655 during the first quarter of 2017, but there were no kerosene sales during the same period in 2018. Biodiesel sales totaled $43 in the first quarter of 2017 but were no sales during the same period in 2018. De-methylated glycerin sales totaled $2,775 during the first quarter of 2017 compared with no sales of the recovered product during the first three months of 2018. Recovered methanol sales were $658 in the first quarter of 2017 while there were none in the same period for 2018.

Cost of Revenue

Cost of revenue totaled $15,055 during the period January 1, 2018 through March 31, 2018. For the same period, cost of revenue consisted of costs associated with salaries, overhead, and utilities.

Cost of revenue totaled $99,265 during the period January 1, 2017 through March 31, 2017. For the same period, cost of revenue consisted of costs associated with raw materials, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2018 through March 31, 2018 to the activity for the period January 1, 2017 through March 31, 2017, there was a decrease in cost of revenues of $84,210 as the cost of revenues decreased from $99,265 to $15,055. The period-over-period decrease was reflective of the Company’s inability to sell kerosene during the current year.  During the first quarter of 2017, the Company purchased and re-sold kerosene. There were no kerosene purchases flowing through cost of sales since there were no sales during the first quarter of 2018.

Gross Profit (Loss)

The Company had a gross loss of $23,129 for the period January 1, 2018 through March 31, 2018. The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions.

The Company had a gross loss of $48,013 for the period January 1, 2017 through March 31, 2017.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $12,967 for the period January 1, 2018 through March 31, 2018. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $17,193 for the period January 1, 2017 through March 31, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2018 through March 31, 2018 to the activity for the period January 1, 2017 through March 31, 2017, there was a decrease in SG&A expenses of $4,226 as SG&A declined from $17,193 to $12,967. The period-over-period decrease is related to reduced staffing costs considering the first quarter of the current year compared with the first quarter of the prior year.

Other Income (Expense)

The Company had no Other Income during the period January 1, 2018 through March 31, 2018.

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

Liquidity and Capital Resources

Working Capital

	As of March 31, 2018	As of December 31, 2017
Current Assets	$1,499	$7,929
Current Liabilities	$720,868	$699,206
Working Capital Deficiency	$(719,369)	$(691,277)
Accumulated Deficit	$(6,971,613)	$(6,935,447)

Cash Flows

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash used in operating activities	$(32,305)	$(8,556)
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	29,010	(2,176)
Net decrease in cash	$(3,295)	$(10,732)

As of March 31, 2018, our current assets totaling $1,499 consisted of cash, accounts receivable, other current assets and prepaid expenses.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $720,868 as of March 31, 2018.  As a result, we had a working capital deficiency of $719,369.

Current assets for the Company totaled $7,929 as of December 31, 2017. Current liabilities for the Company totaled $699,206 as of December 31, 2017, which resulted in a working capital deficiency of $691,277.

Comparing the working capital deficiency at March 31, 2018 to the deficiency at December 31, 2017, there was an increase of $28,092 as the deficiency increased from $691,277 to $719,369. The biggest contributor to the overall increase was the Company’s reduced production activity. Production activity was negatively impacted by lower petrodiesel (benchmark) market prices, and due to relatively higher feedstock prices.

On a short-term basis, it is anticipated that the Company’s liquidity needs will be met through selling biodiesel related products and RIN-gallons, through borrowing from related parties and through the sale of common stock. Considering the long-term view, the Company intends to provide liquidity through operation of its biodiesel plant in Lenoir, North Carolina. Since the December 31, 2017 balance sheet date, no amounts of receivables were written off.

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the three months ended March 31, 2018, the Company generated a gross loss of $23,129 on no sales over the same period. For three months ended March 31, 2017, the Company generated a gross loss of $48,013 on sales of $68,131 over the same period.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of March 31, 2018, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Used In Operating Activities

During the period January 1, 2018 through March 31, 2018, the Company’s cash used in operating activities totaled $32,305. For the same period, the Company’s cash used in operating activities was primarily attributable to amortizing prepaid insurance and to making payments on trade payables.  Insurance amortization totaled $3,135 while payables decreased $7,281 during the first three months of 2018. Depreciation expense was $8,074 for the first three months of 2018.

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

Cash Used In Investing Activities

During the period January 1, 2018 through March 31, 2018, the Company had no cash flow related to investing activities.

During the period January 1, 2017 through March 31, 2017, the Company had no cash flow related to investing activities.

Cash Used In Financing Activities

During the period January 1, 2018 through March 31, 2018, the Company’s cash provided by to financing activities totaled $29,010. This amount represents proceeds provided from short-term financing from a related party, net of payments on short-term debt.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2018.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2018.

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

May 15, 2018

By:

INCOMING, INC.

/s/ R. Samuel Bell, Jr.

R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris

Vice President, Finance (Principal Financial Officer)