Form 10-Q
period 2018-06-30
Incoming, Inc.
filed 2018-08-14
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of August 14, 2018, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ICNN” and the “Registrant” refer to Incoming, Inc. unless the context indicates another meaning.

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$280	$3,480
Accounts receivable, trade, net	228	228
Prepaid expenses	-	3,821
Other current assets	400	400
Total current assets	908	7,929

Property and equipment, net	255,416	271,654
Total Assets	$256,324	$279,583

LIABILITIESANDSTOCKHOLDERS’(DEFICIT)
Current Liabilities
Accounts payable	$188,450	$196,883
Current maturities of long term debt	-	1,690
Accrued liabilities	81,821	81,865
Accounts payable – related parties	274,916	274,916
Related party debt – short-term	203,302	143,852
Total current liabilities	748,489	699,206

Total Liabilities	748,489	699,206
Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(7,007,989)	(6,935,447)
Total Stockholders’ (Deficit)	(492,165)	(419,623)
Total Liabilities and Stockholders' (Deficit)	$256,324	$279,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Revenue	$-	$2,904	$-	$6,380
Revenue from related parties	-	-	-	64,655
Total revenue	-	2,904	-	71,035

Cost of revenue	9,677	19,499	24,732	118,763
Depreciation	8,164	16,803	16,238	33,682
Gross loss	(17,841)	(33,398)	(40,970)	(81,410)

Selling, General, and Administrative Expenses	18,535	19,228	31,502	36,421

Loss from Operations	(36,376)	(52,626)	(72,472)	(117,831)

Other income (expense)
Grant and other income	-	47	-	202
Interest expense	-	(70)	(70)	(158)
Total other income (expense)	-	(23)	(70)	44

Net Loss	($36,376)	($52,649)	($72,542)	($117,787)

Net Loss per Class A Common Share (Basic and Diluted)	$0.00	$0.00	$0.00	$0.00
Net Loss per Class B Common Share (Basic and Diluted)	($0.02)	($0.03)	($0.04)	($0.06)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from operating Activities
Net loss	$(72,542)	$(117,787)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	16,238	33,682
Changes in operating assets and liabilities
Accounts receivable	-	9,578
Prepaid expenses	3,821	3,212
Inventory	-	13,787
Accounts payable	(8,433)	3,684
Accrued expenses	(44)	5,801
Net cash used in operating activities	(60,960)	(48,043)

Cash flows from investing activities
Proceeds from sale of equipment	-	14,271
Net cash provided by investing activities	-	14,271

Cash flows from financing activities
Proceeds from related party debt	59,450	29,429
Payments on short-term debt	(1,690)	(3,866)
Net cash provided by financing activities	57,760	25,563
Net decrease in cash for the period	(3,200)	(8,209)
Cash at beginning of period	3,480	11,460
Cash at end of period	$280	$3,251

Supplemental disclosure of cash flow information
Cash paid for interest	$70	$158
Cash paid for income taxes	$402	$-

Non-cash financing transactions
Prepaid expense financed with notes payable	$-	$8,450
Accounts payable - related party reclassified to notes payable - related party	$-	$31,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on April 17, 2018. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited financial statements for the period ended June 30, 2018 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2018.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statement of operations for the six months ended June 30, 2018 as a result of applying Topic 606.

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

Note 2Going Concern

These financial statements have been prepared on a going concern basis.  As of June 30, 2018, the Company had a working capital deficiency of $747,581, and had an accumulated deficit of $7,007,989.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company (“Echols”), a company owned by Incoming, Inc.’s CEO, R. Samuel Bell, Jr.  During the first six months of 2018, the Company had no sales to Echols. During the same period in 2017, sales to the related party totaled $64,655.  As of June 30, 2018, the Company had notes payable to Echols totaling $203,302 which are non-interest bearing and due on demand. Notes payable to Echols resulted from accepting loans from the related party. As of June 30, 2018, the Company had no outstanding related party receivables and had outstanding related party payables of $274,916 to Green Valley Bio-Fuels. Payables to Green Valley Bio-Fuels resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

Note 4Subsequent Events

After the end of the second quarter of 2018, the Company has received additional funding of $4,300 from a related party.  As a result, the Company has also recognized additional related party notes payable in the amount of $4,300 during the subsequent period.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2018 and 2017, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue and Revenue From Related Parties

The Company generated no revenues during the period April 1, 2018 through June 30, 2018.

The Company generated revenues of $2,904 during the period April 1, 2017 through June 30, 2017.

Revenue generated during the period was solely due to sales of diluted methanol to third parties.

Comparing the Company’s activity for the period April 1, 2018 through June 30, 2018 to the activity for the period April 1, 2017 through June 30, 2017, there was a decrease in revenue of $2,904 from $2,904 to zero. The period-over-period decrease was primarily due to inactivity at the biodiesel production in Lenoir, NC during the second quarter.  Depressed benchmark (petroleum) prices, high raw material costs and expiration of the blender tax credit have severely hampered the biodiesel market. Diluted methanol sales totaled $2,904 in the second quarter of 2017 while there were no sales in second quarter of 2018.

The Company generated no revenues during the period January 1, 2018 through June 30, 2018.

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

Comparing the Company’s activity for the period January 1, 2018 through June 30, 2018 to the activity for the period January 1, 2017 through June 30, 2017, there was a decrease in revenue of $71,035 from $71,035 to zero. The period-over-period decrease was primarily due to sale of kerosene to a related party that occurred during the first half of the prior year. NABE started leveraging its existing operating licenses to sell kerosene during the last quarter of 2016. Kerosene sales totaled $64,655 during the first half of 2017, but there were no kerosene sales during the same period in 2018. Biodiesel sales totaled $43 in the first half of 2017 but were no sales during the same period in 2018. De-methylated glycerin sales totaled $2,775 during the first half of 2017 compared with no sales of the recovered product during the first six months of 2018. Methanol sales (diluted and recovered) were $3,562 in the first half of 2017 while there were none in the same period for 2018.

Cost of Revenue

Cost of revenue totaled $9,677 during the period April 1, 2018 through June 30, 2018. For the same period, cost of revenue consisted of costs associated with salaries, overhead, and utilities.

Cost of revenue totaled $19,499 during the period April 1, 2017 through June 30, 2017. For the same period, cost of revenue consisted of costs associated with raw material sales, labor, overhead, and utilities.

Comparing the Company’s activity for the period April 1, 2018 through June 30, 2018 to the activity for the period April 1, 2017 through June 30, 2017, there was a decrease in cost of revenues of $9,822 from $19,499 to $9,677. The period-over-period decrease was in line with reduced production activity and also affected by operating with fewer personnel at the biodiesel facility in Lenoir, NC.

Cost of revenue totaled $24,732 during the period January 1, 2018 through June 30, 2018. For the same period, cost of revenue consisted of costs associated with salaries, overhead, and utilities.

Cost of revenue totaled $118,763 during the period January 1, 2017 through June 30, 2017. For the same period, cost of revenue consisted of costs associated with kerosene purchases, labor, overhead, and utilities.

Comparing the Company’s activity for the period January 1, 2018 through June 30, 2018 to the activity for the period January 1, 2017 through June 30, 2017, there was a decrease in cost of revenues of $94,031 from $118,763 to $24,732. The period-over-period decrease was reflective of the Company’s inability to sell kerosene during the current year.  During the first half of 2017, the Company purchased and re-sold kerosene. There were no kerosene purchases flowing through cost of sales since there were no sales during the first half of 2018.

Gross Loss

The Company had a gross loss of $17,841 for the period April 1, 2018 through June 30, 2018.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions.

The Company had a gross loss of $33,398 for the period April 1, 2017 through June 30, 2017.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss of $40,970 for the period January 1, 2018 through June 30, 2018. The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions.

The Company had a gross loss of $81,410 for the period January 1, 2017 through June 30, 2017.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $18,535 for the period April 1, 2018 through June 30, 2018. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $19,228 for the period April 1, 2017 through June 30, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period April 1, 2018 through June 30, 2018 to the activity for the period April 1, 2017 through June 30, 2017, there was a decrease in SG&A expenses of $693 as SG&A declined from $19,228 to $18,535. The period-over-period decrease is related to reduced staffing costs considering the second quarter of the current year compared with the second quarter of the prior year.

SG&A expenses totaled $31,502 for the period January 1, 2018 through June 30, 2018. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $36,421 for the period January 1, 2017 through June 30, 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2018 through June 30, 2018 to the activity for the period January 1, 2017 through June 30, 2017, there was a decrease in SG&A expenses of $4,919 as SG&A declined from $36,421 to $31,502. The period-over-period decrease is related to reduced staffing costs considering the first half of the current year compared with the first half of the prior year.

Other Income (Expense)

The Company had no Other Income during the period April 1, 2018 through June 30, 2018.

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

The Company had no Other Income during the period January 1, 2018 through June 30, 2018.

Other Income totaled $202 during the period January 1, 2017 through June 30, 2017. During the first six months of 2017, this amount was attributable to funding received from the USDA Biofuel Program.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2018	As of December 31, 2017
Current Assets	$908	$7,929
Current Liabilities	$748,489	$699,206
Working Capital Deficiency	$(747,581)	$(691,277)
Accumulated Deficit	$(7,007,989)	$(6,935,447)

Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash used in operating activities	$(60,960)	$(48,043)
Cash provided by investing activities	-	14,271
Cash provided by financing activities	57,760	25,563
Net (decrease) in cash	$(3,200)	$(8,209)

As of June 30, 2018, our current assets totaling $908 consisted of cash, accounts receivable, and other current assets.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $748,489 as of June 30, 2018.  As a result, we had a working capital deficiency of $747,581.

Current assets for the Company totaled $7,929 as of December 31, 2017. Current liabilities for the Company totaled $699,206 as of December 31, 2017, which resulted in a working capital deficiency of $691,277.

Comparing the working capital deficiency at June 30, 2018 to the deficiency at December 31, 2017, there was an increase of $56,304 as the deficiency increased from $691,277 to $747,581. The biggest contributor to the overall increase was the Company’s reduced production activity. Production activity was negatively impacted by lower petrodiesel (benchmark) market prices, and due to relatively higher feedstock prices.

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

To date, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. For the six months ended June 30, 2018, the Company generated a gross loss of $40,970 on no sales over the same period. For the six months ended June 30, 2017, the Company generated a gross loss of $81,410 on sales of $71,035 over the same period.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of June 30, 2018, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

Cash Used In Operating Activities

During the period January 1, 2018 through June 30, 2018, the Company’s cash used in operating activities totaled $60,960. For the same period, the Company’s cash used in operating activities was primarily attributable to amortizing prepaid insurance and to making payments on trade payables.  Insurance amortization totaled $3,821 while payables decreased $8,433 during the first six months of 2018. Depreciation expense was $16,238 for the first six months of 2018.

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

Cash Provided By Investing Activities

During the period January 1, 2018 through June 30, 2018, the Company had no cash flow related to investing activities.

During the period January 1, 2017 through June 30, 2017, the Company’s cash flows provided by investing activities totaled $14,271.  Cash provided by investing activity resulted from the sale of equipment comprising the diesel exhaust fluid (DEF) production system. The equipment was sold to a third party at book value, therefore, no gain or loss was recorded on the sale.

Cash Provided By Financing Activities

During the period January 1, 2018 through June 30, 2018, the Company’s cash provided by to financing activities totaled $57,760. This amount represents proceeds provided from short-term financing from a related party, net of payments on short-term debt.

During the period January 1, 2017 through June 30, 2017, the Company’s cash flow related to financing activities totaled $25,563. This amount represents proceeds provided from short-term financing from a related party during the period under consideration. At December 31, 2016, the Company recognized a related party payable totaling $31,154.  This amount was reclassified as a note payable during the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2018.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2018.

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

August 14, 2018

By:

INCOMING, INC.

/s/ R. Samuel Bell, Jr.

R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris

Vice President, Finance (Principal Financial Officer)