Form 10-K
period 2018-12-31
Incoming, Inc.
filed 2019-04-16
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES x  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                Accelerated filer  ☐

Non-accelerated filer  ☐                                  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 31, 2019, there were 33,754,332 shares of common stock issued and outstanding (31,774,332 Class A Common Stock outstanding and 1,980,000 Class B Common Stock outstanding).

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

Overview of the Business

We have historically been engaged in the business of wholesaling biodiesel to distributors in the Eastern region of the United States. In addition, we have sold glycerin (a biodiesel by-product) to refiners and manufacturers and have sold kerosene to wholesalers. During 2018, we were unable to profitably produce biodiesel. As a result, we recorded a full impairment of the remaining book value of all property and equipment.

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

Primary Products

When market conditions allow production, our primary product is biodiesel made from virgin agri-based feedstock that meets ASTM D6751 specifications. During 2018, we did not produce biodiesel. The National Biodiesel Board defines “biodiesel” as follows: “Biodiesel” is defined as mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats which conform to ASTM D6751 specifications for use in diesel engines. Biodiesel refers to the pure fuel before blending with diesel fuel. Biodiesel blends are denoted as “BXX” with “XX” representing the percentage of biodiesel contained in the blend (e.g., B20 is 20% biodiesel, 80% petroleum diesel).

During colder months, the plant in Lenoir, NC may utilize its existing permits to re-sell kerosene to wholesalers.  This strategic decision to sell kerosene was made in recognition of seasonal declines in biodiesel sales as ambient temperatures drop.

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

Biodiesel Production

According to the National Biodiesel Board, as of March 2019, there were 79 biodiesel production facilities in operation in the U.S. While it appears that overcapacity exists in the marketplace, a condition that will be exacerbated by new plants that may come online, we believe that the market potential for biodiesel remains higher than current and projected production levels.

In accordance with the EISA, RFS2 sets an annual requirement for the domestic use of biodiesel.  EPA published its final rulemaking in December of 2018 stating that the requirement will be for 2.1 billion gallons of biomass-based diesel for 2019. RFS2 provides specific volume requirements for advanced biofuels due in large part to research demonstrating that biodiesel produced from recycled oils, animal fats and agri-based oils can reduce greenhouse gas emissions by as much as 86% compared to petroleum diesel.

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

The original blender credit expired December 31, 2009 at the end of the tax year, severely cutting into biodiesel producer margins and forcing foreclosure of smaller plants across the nation. We were able to maintain a steady stream of revenue through the sale of glycerin and the occasional purchase of off-specification fuel from neighboring plants that we were able to refine further to meet ASTM-D6751 specifications, and then sell on the open market. In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 retroactively restored the biodiesel tax credit for all of 2010 and further extended it through December 31, 2011. Although Congress extended this credit on multiple occasions, it was not renewed prior to December 31, 2011.  This meant that our plant in Lenoir, NC operated during fiscal year 2012 without the production tax credit in place. In January of 2013, Congress voted to reinstate the biodiesel tax incentive retroactively to January 1, 2012 and going forward to December 31, 2013. In late December of 2014, Congress retroactively extended the blender tax credit that expired on December 31, 2013. The reinstatement made the credit effective for the period January 1, 2014 through December 31, 2014. For most of 2015, the tax credit remained in an expired state; however, an extension of the credit was passed by Congress in December of 2015. The 2015 Protecting Americans from Tax Hikes Act (PATH Act) retroactively reinstated the blender credit for all of 2015 and extended its deadline until December 31, 2016.  In November of 2017, the blender credit was reinstated retroactively for 2017, but was not extended prospectively for 2018 or any other future year. The blender credit’s status is uncertain going forward.

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

We sell a portion of our finished product to Echols Oil Company (“Echols”), which is owned by R. Samuel Bell, Jr., our Chairman and CEO. Echols is a petroleum distributor in the Southeast that utilizes biodiesel. Sales to Echols represented approximately 0% and 91% of our consolidated revenues for fiscal years 2018 and 2017, respectively.

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

Item 2. Properties

Our production facility is located at 815-D Virginia Street in Lenoir, North Carolina.  The property occupies approximately 18,000 square feet and is leased from Neptune, Inc., a North Carolina corporation (“Neptune”).  The Company executed the lease on April 1, 2007 and the lease expired on May 31, 2012.  The lease automatically renewed for two five-year terms as neither party opted out or expressed any conditions that were not mutually agreed to by the parties. Pursuant to the terms of the lease, we are obligated to pay only the real and personal property taxes on the facility as rental payments. Additionally, we have a right of first refusal to purchase the property from Neptune if Neptune chooses to sell the property at any time during term of the lease. Our property taxes for 2018 (which includes city and county taxes) were $2,899 and have been paid in full. The foregoing description constitutes all of the material terms of the lease agreement and is qualified in its entirety by reference to Exhibit 10.7, which is incorporated herein by reference.

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

As of April 15, 2019, the stock was trading at a market price of $0.0108 per share; however, the Company’s Class A Common Stock is thinly traded with a limited market. The closing price of $0.0108 was from the last reported sale date of April 15, 2019.

Fiscal Year 2018	High Bid	Low Bid (1)
Fourth Quarter (10-01-2018 to 12-31-2018)	$0.0152	$0.0152
Third Quarter (07-01-2018 to 09-30-2018)	$0.2750	$0.0152
Second Quarter (04-01-2018 to 06-30-2018)	$0.0200	$0.0152
First Quarter (01-01-2018 to 03-31-2018)	$0.0350	$0.0152
Fiscal Year 2017	High Bid	Low Bid (1)
Fourth Quarter (10-01-2017 to 12-31-2017)	$0.1400	$0.0200
Third Quarter (07-01-2017 to 09-30-2017)	$0.2800	$0.0200
Second Quarter (04-01-2017 to 06-30-2017)	$0.0300	$0.0200
First Quarter (01-01-2017 to 03-31-2017)	$0.0300	$0.0200

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Shareholders

At April 15, 2019,  we had 99 total shareholders of record of our common stock (99 shareholders of Class A Common Stock and one shareholder of Class B Common Stock), including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2018, there were no sales of shares that would be considered exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and/or Regulation D thereunder.

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

Our production process starts with purchasing the most cost effective and suitable agri-based feedstock (e.g., soy, canola, sunflower, cotton seed and chicken/pork fat). A sample of every feedstock is tested by our in-house laboratory in order to develop the proper recipe of catalysts for the transesterification process. Glycerin, a byproduct, is then separated from the biodiesel and any excess methanol is recovered. Recovered methanol is reused in the production process and the glycerin is sold on the open market. While biodiesel is our main product, glycerin is a popular chemical used in pharmaceutical and hygiene applications and has historically served as an additional source of revenue.

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

Government incentives. Initiatives and incentives at the federal, state and local government levels benefit our blending and retail customers. The primary federal economic incentive was the biodiesel blenders excise tax credit, which was available to registered blenders of biodiesel and petroleum diesel. Our customers include registered biodiesel blenders; they purchase the biodiesel from us at a price of $1.00 in excess of the market price of petroleum diesel and then our customers were reimbursed the $1.00 from the federal government. In February of 2018, Congress retroactively restored the biodiesel tax credit for all of 2017, but did not extend it prospectively through December 31, 2018. Although Congress has extended this credit on multiple occasions, it last expired as of December 31, 2016 and there are no assurances that the tax incentive will be reinstated, prospectively or retroactively, by Congress.

Processing capacity. Our current annual maximum (assuming the facility is running 24 hours a day, 350 days per year) or “nameplate” capacity is 5.0 million gallons; however, our highest production output was 914,000 gallons in 2009.

Market demand. The growth potential of our revenue depends on market demand for our products. We believe growth potential exists for sales given the increase of national “green” initiatives, the cooperation of U.S. auto manufacturers and the mandate by the EPA requiring a minimal consumption of biodiesel. In December of 2018, EPA issued its final rulemaking that established a 2.1 billion gallon Bio-based diesel usage mandate for 2019, which is the same as the mandate for 2018.

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

Results of Operations

The following is a discussion and analysis of our results of operations for 2018 and 2017, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Revenue

The Company generated no revenues during 2018.

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

Comparing the Company’s activity for 2018 to 2017, there was a decrease in revenue of $71,035 from $71,035 to zero. The period-over-period decrease was primarily due to sale of kerosene to a related party that occurred during the 2017. Kerosene sales totaled $64,655 during 2017, but there were no kerosene sales during 2018. Biodiesel sales totaled $43 in 2017 but there were no sales during 2018. De-methylated glycerin sales totaled $2,775 during 2017 compared with no sales of the recovered product during 2018. Methanol sales (diluted and recovered) were $3,562 in 2017 while there were none in 2018.

Cost of Revenue

The Company’s cost of revenue was $32,591 during 2018. For the same period, cost of revenue consisted of costs associated with salaries, overhead, and utilities.

The Company’s cost of revenue was $142,998 during 2017. For the same period, cost of revenue consisted of costs associated with kerosene purchases for resale, labor, overhead, and utilities. At the end of 2017, the Company wrote off $10,761 in inventory due to an expectation for continued losses from biodiesel operations. All inventory items written off were related to biodiesel production.  The balance of $142,998 excludes $13,000 of salary expense that was reclassified from Cost of Revenue to Selling, General and Administrative Expenses.

Comparing activity for 2018 to activity for 2017, there was a decrease in cost of revenues of $110,407 from $142,998 to $32,591. The period-over-period decrease was due to operating with a leaner production crew at the biodiesel production facility in Lenoir, NC.  Further impacting the year-over-year decrease were comparative direct material costs.  Direct material costs totaled $65,780 for 2017, which also included and inventory write-off of $10,761. There were no direct material costs during 2018 as the plant in Lenoir, NC, did not produce biodiesel and did not re-sell kerosene. Cost of revenue results for both 2017 and 2018 represent the effect of reclassifying salary expense of $13,000 in each respective year.

Depreciation

Depreciation expense totaled $24,492 during 2018.

Depreciation expense totaled $64,083 during 2017.

Gross Loss

The Company had a gross loss totaling $57,083 during 2018.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

The Company had a gross loss totaling $136,046 during 2017.  The primary reason for the gross loss during the period was the Company’s inability to produce and sell biodiesel under adverse market conditions, including lower petroleum benchmark prices.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses totaled $72,392 during 2018. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $87,692 during 2017. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees. The balance of $87,692 includes $13,000 of salary expense that was reclassified from Cost of Revenue to Selling, General and Administrative Expenses.

Comparing the activity for 2018 to 2017, there was a decrease in SG&A expenses of $15,300 as SG&A decreased from $87,692 to $72,392. The period-over-period decrease is in line with reduced biodiesel production activity and fewer personnel at the biodiesel production facility in Lenoir, NC. SG&A results for both 2017 and 2018 represent the effect of reclassifying salary expense of $13,000 in each respective year.

Loss on Impairment of Property & Equipment

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. As a result of the analysis, the Company determined it necessary to record an impairment loss of $247,162 on property and equipment during 2018.

The Company had a Loss on Impairment of Property & Equipment expense totaling $199,831 during 2017.

Other Income & Tax Credit Income

Other Income totaled $469 during 2018. This amount was attributable to a rebate from our insurance carrier. Our carrier performed an audit of 2017 and determined that we were eligible for a refund. The refund was recorded in Other Income, instead of an offset to insurance expense, since its basis was an audit of a prior year.

Other Income totaled $1,666 during 2017. During 2017, this amount was partially attributable to $202 in funding received from the USDA Biofuel Program and to a rebate from our insurance carrier. Each quarter, the Company submits a Payment Request (Form RD-4288) and supporting documents to the USDA delineating those gallons produced/sold. Along with the documentation, the Company informs the USDA regarding the type and quantity of feedstocks utilized.  These payment requests are reviewed by an agent of the USDA and then submitted as part of the “pool” for funding. Biodiesel producers compete for whatever funding is available from the USDA’s pool. Since it is difficult to predict the amount of funding that may be received, the Company only recognizes Other Income associated with the USDA Biofuel Program when the funds are received. The additional $1,464 of Other Income recognized during the 2017 was related to a refund from our insurance carrier.

Interest Expense

Interest expense was $70 during 2018.

Interest expense was $368 during 2017.

Net Loss

The Company had a net loss of ($376,238) during 2018.

The Company had a net loss of ($422,271) during 2017.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2018	As of December 31, 2017
Current Assets	$628	$7,929
Current Liabilities	796,489	699,206

Working Capital Deficiency	(795,861)	(691,277)

Accumulated Deficit	(7,311,685)	(6,935,447)

Cash Flows

	Year ended December 31, 2018	Year ended December 31, 2017
Cash used in activities	$(98,240)	$(79,809)
Cash provided by investing activities	-	14,271
Cash provided by financing activities	94,760	57,558
Net change in cash	(3,480)	(7,980)

As of December 31, 2018, our current assets totaling $628 consisted of accounts receivable and other current assets. Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $796,489 as of December 31, 2018. As a result we had a working capital deficiency of $795,861 at December 31, 2018.

Current assets for the Company totaled $7,929 as of December 31, 2017. Current liabilities for the Company totaled $699,206 as of December 31, 2017. As a result the Company had a working capital deficiency of $691,277 at December 31, 2017.

Through December 31, 2018, the Company has funded its operations through the issuance of 33,774,332 shares (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock), loans from the former director, loans from related parties, and loans from third parties.

To date, our cash flow requirements have been primarily met by equity financings and from operating the Company's biodiesel production facility in Lenoir, NC. Management expects to keep operational costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Our auditors have issued a going concern opinion on the Company’s financial statements for the year ended December 31, 2018.

Cash Used In Operating Activities

During 2018, the Company’s cash used in operating activities totaled $98,240. For the same period, the Company’s cash used in operating activities was primarily attributable to recognizing a loss on impairment of fixed assets that totaled $247,162. Also contributing the cash used in operating activities were amortizing prepaid insurance, accruing expenses, and making payments on trade payables.  Insurance amortization totaled $3,821 for the year.  Accrued expenses increased $6,340 while payables decreased $3,817 during 2018. Depreciation expense was $24,492 in 2018.

During 2017, the Company’s cash used in operating activities totaled $79,809. The Company’s cash used in operating activities was primarily attributable to collecting trade receivables, and to making transactions on trade payables. Third party trade receivables decreased $11,818. Inventory decreased a total of $25,810, an amount which includes $10,761 of inventory that was fully written off at the end of 2017 due to continued losses from biodiesel production operations. Trade payables decreased $5,807 while related party payables decreased $13,245 during 2017. Related party trade payables were impacted by a $77,358 conversion of the trade payables to related party notes payable (see Cash Provided By Financing Activities below). Accrued expenses increased $12,388 during 2017. Depreciation expense was $64,083 in 2017.

Cash Provided By Investing Activities

During 2018, the Company had no cash flows related to investing activities.

During 2017, the Company’s cash flows provided by investing activities totaled $14,271.  Cash provided by investing activity resulted from the sale of equipment comprising the diesel exhaust fluid (DEF) production system. The equipment was sold to a third party at book value, therefore, no gain or loss was recorded on the sale.

Cash Provided By Financing Activities

During 2018, the Company’s cash provided by financing activities totaled $94,760.   This amount represents proceeds provided from short-term financing from a related party, net of payments on short-term debt.

During 2017, the Company’s cash provided by financing activities totaled $57,558.   Of this amount, $66,494 represented proceeds provided from short-term financing from a related party and from an employee loan, which was subsequently repaid, during 2017.  The difference, or $8,936, represents cash used in financing prepaid insurance. At December 31, 2016, the Company recognized a related party payable totaling $31,154.  This amount, and an additional $46,204, were converted to a note payable during 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements. In Note 2, we identified accounting policies requiring significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions. Among the policies listed in Note 2, the Company’s adoption of Accounting Standards Codification 606 sets the basis for how we recognize revenue.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Incoming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Incoming, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

April 16, 2019

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$-	$3,480
Accounts receivable, trade, net	228	228
Prepaid expenses	-	3,821
Other current assets	400	400
Total current assets	628	7,929

Property and equipment, net	-	271,654
Total assets	$628	$279,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$193,066	$196,883
Short-term debt	-	1,690
Accrued liabilities	88,205	81,865
Accounts payable – related party	274,916	274,916
Related party debt – short-term	240,302	143,852
Total current liabilities	796,489	699,206

Total Liabilities	796,489	699,206
Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated Deficit	(7,311,685)	(6,935,447)

Total Stockholders’ Deficit	(795,861)	(419,623)
Total Liabilities and Stockholders' Deficit	$628	$279,583

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2018	Year ended December 31, 2017
Revenue	$-	$6,380
Revenue from related parties	-	64,655
Total revenue	-	71,035

Cost of revenue	32,591	142,998
Depreciation	24,492	64,083
Gross loss	(57,083)	(136,046)

Selling, general, and administrative expenses	72,392	87,692
Loss on impairment of property and equipment	247,162	199,831

Loss from operations	(376,637)	(423,569)

Other income (expense)
Other income	469	1,666
Interest expense	(70)	(368)
Total other income	399	1,298
Net Loss	$(376,238)	$(422,271)

Net Loss per Class A Common Share (Basic and Diluted)	(0.01)	(0.01)
Net Loss per Class B Common Share (Basic and Diluted)	(0.19)	(0.21)

Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities
Net loss	$(376,238)	$(422,271)
Adjustments to reconcile net loss to net cash used in operations
Loss on impairment of fixed assets	247,162	199,831
Write off of inventory	-	10,761
Depreciation	24,492	64,083
Changes in operating assets and liabilities
Accounts receivable	-	11,818
Prepaid expenses	3,821	9,480
Inventory	-	15,049
Accounts payable	(3,817)	5,807
Accounts payable – related party	-	13,245
Accrued expenses	6,340	12,388
Net cash used in operating activities	(98,240)	(79,809)
Cash flows from investing activities
Proceeds from sale of equipment	-	14,271
Net cash provided by (used) in investing activities	-	14,271
Cash flows from financing activities
Proceeds from loan from employee	-	5,072
Payments on loan from employee	-	(5,072)
Proceeds from related party debt	96,450	66,494
Payments on short-term debt	(1,690)	(8,936)
Net cash provided by financing activities	94,760	57,558

Net change in cash for the period	(3,480)	(7,980)
Cash at beginning of period	3,480	11,460
Cash at end of period	$-	$3,480

Supplemental disclosure of cash flow information
Cash paid for interest	$70	$368
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Accounts payable-related party converted to notes payable-related party	-	77,358
Prepaid insurance financed with notes payable	-	8,450

The accompanying notes are an integral part of these consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2018 and 2017

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2016	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (6,513,176)	$ 2,648

Net loss	-	-	-	-	-	(422,271)	(422,271)
Balances, December 31, 2017	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (6,935,447)	$ (419,623)

Net loss	-	-	-	-	-	(376,238)	(376,238)
Balances, December 31, 2018	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (7,311,685)	$ (795,861)

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

Going Concern

The consolidated financial statements presented in this document have been prepared on a going-concern basis. As of December 31, 2018, the Company has a working capital deficit of $795,861 and has an accumulated deficit of $7,311,685. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for the Company’s capital needs by the issuance of common stock and related party loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less at the date of purchase. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2018 and 2017, the Company had cash of $0 and $3,480, respectively, held in FDIC insured accounts.

Revenue Recognition

The Company derives all of its revenue from operations of the NABE biodiesel plant in Lenoir, North Carolina, which was acquired in August of 2010.  Through NABE, the Company’s operations are focused primarily on biodiesel production and sales. Currently, we derive revenue from biodiesel sales, from glycerin (a by-product from bio-diesel production) sales, from RIN (Renewable Identification Numbers) sales, and from kerosene sales.  We also generate revenue from biodiesel import activities.  The Company records revenue based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606: a) identify the contract with the customer, b) identify performance obligations in the contract, c) determine the transaction price, d) allocate the transaction price, and e) satisfaction of the performance obligations (and recognize revenue).

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

Accounts Receivable

Accounts receivable represent valid claims against customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review. Accounts receivable are written off when the account is deemed uncollectible. The allowance for doubtful accounts balance outstanding at December 31, 2018 and 2017 was $11,096.

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

Net Income/(Loss) per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common shares and common equivalent shares, such as stock options and warrants, outstanding during the period. The Company does not have any stock options or warrants outstanding in 2018 and 2017. As a result, the Company did not have to consider the impact of equivalent shares on its diluted net income/(loss) per share calculation.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2018 and December 31, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. This became effective for the Company on January 1, 2018 and does not have a material impact on its financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. This became effective for the Company on January 1, 2018 and does not have a material impact on its financial statements.

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

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). Based on the Company’s evaluation of its impact on the financial statements, we adopted the modified retrospective approach of the standard. The adoption of these new standards did not have a material impact on revenue recognition as it pertains to our revenue streams.

Note 3  Inventory

Inventory is reviewed periodically for slow-moving and obsolete items.  The Company wrote off its inventory balance of $10,761 as of December 31, 2017 and did not engage in any inventory transactions during 2018. The 2017 write-off to cost of goods sold was deemed appropriate as all inventory items were associated with biodiesel production.

Note 4Property and Equipment, Net

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. As a result of the analysis, the Company determined it necessary to record an impairment loss of $247,162 and $199,831 on property and equipment during 2018 and 2017, respectively.  As a result, the book value of all property and equipment was written down to zero as of December 31, 2018.

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Plant and equipment (1-20 years)	$ -	$ 456,100
	-	456,100
Less: accumulated depreciation	-	(184,446)
Total	$ -	$ 271,654

Depreciation expense totaled $24,492 and $64,083 for the years ended 2018 and 2017, respectively.  The 2018 depreciation expense of $24,492 was recognized prior to the determination to impair the remaining book value of property and equipment.

The Company also wrote off fully depreciated assets with a total cost of $80,893 in 2017.

Note 5 Third Party Notes Payable

The Company had no third party borrowings during 2018 and did not finance operations that would have resulted in third party notes payable.

NABE entered into a term note totaling $8,450 in April 2017 that matured in February 2018.  The note was to finance the Company’s insurance premiums and was payable in ten monthly principal and interest installments of $880.  Interest was payable at a rate of $35 per month.  During 2017, payments on the short-term debt totaled $8,936. The balance outstanding at December 31, 2017 was $1,690. There was no collateral required for the note.  The note, and all interest, was fully paid in February 2018.

Note 6Related Party Transactions

NABE sells a portion of its finished goods to Echols Oil Company (“Echols”), a company owned by Incoming, Inc.’s CEO, R. Samuel Bell, Jr.  During 2018 and 2017, sales to the related party were $0 and $64,655, respectively.  As of December 31, 2018, the Company had notes payable to the related party, R. Samuel Bell, Jr., totaling $240,302 which are non-interest bearing and due on demand. Of the $240,302 in total payables, $96,450 represents funds borrowed during 2018 for operations at NABE. There are no formal agreements for the notes payable to the related party.  As of December 31, 2018, and 2017, the Company had no outstanding related party receivables and had outstanding related party payables of $274,916 to Green Valley Bio-Fuels. Payables to Green Valley Bio-Fuels resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

There were no short-term financing arrangements with employees during 2018.  During 2017, the Company received, and subsequently fully repaid, proceeds totaling $5,072 in short-term financing from an employee.

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

There are no options or warrants issued or outstanding as of December 31, 2018 and 2017.

During 2018 and 2017, the Company consummated no equity transactions.

Note 8Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company is current on all of its corporate tax filings. Tax year 2018 is currently under extension and we expect to file the returns by the due date. The Company has no open tax years.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,557,000 and $2,180,000 at December 31, 2018 and 2017 and will expire beginning in 2028.

At December 31, 2018 and 2017, deferred tax assets consisted of the following:

	2018	2017
Deferred tax assets
Net operating losses	$ 537,000	$ 458,000
Less: valuation allowance	(537,000)	(458,000)

Net deferred tax asset	$ -	$ -

Note 9Major Customers and Vendors

There were no sales during 2018.  As a result of not producing biodiesel or re-selling kerosene during 2018, there were no purchases from materials vendors.

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

Note 11Subsequent Events

Since January 1, 2019, the Company has received additional funding from R. Samuel Bell, Jr. totaling $25,700. These funds have been recognized as additions to the related party note payable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and PFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

(b) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our internal control over financial reporting:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2018.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company. Other employees will serve at the will of the Board of Directors:

Name	Age	Position
R. Samuel Bell, Jr.	63	CEO, Chairman
William D. Curtis	62	Director
Frank A. Gay	57	Director
James Gay	58	Director
David Mixson	58	Director
Eric S. Norris	50	Treasurer, Director

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Samuel Bell, Jr., Chief Executive Officer and Chairman	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eric S. Norris, Treasurer and Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________________________________

Employment Agreements

We currently do not have employment agreements with any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended December 31, 2018, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan and there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.  We anticipate that we will compensate our officers and directors in the future for services to us with stock or options to purchase common stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the years ended December 31, 2018 and 2017 and currently no compensation arrangements are in place for the compensation of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s outstanding common stock by: (i) each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock; (ii) the Company’s chief executive officer, its other executive officers, and each director; and (iii) all of the Company’s directors and officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 244 Fifth Avenue, Suite V235, New York, New York 10001.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information in this table is as of March 1, 2019 based upon: (i) 31,774,332 shares of Class A Common Stock outstanding; and (ii) 1,980,000 shares of Class B Common Stock outstanding.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2018 fiscal year of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in an arm’s length transaction.

In 2018, the Company’s subsidiary, NABE, had no sales to Echols Oil Company. The Company had related party debt owed to R. Samuel Bell, Jr. totaling $240,302 as of December 31, 2018. The Company’s current Chairman and CEO, R. Samuel Bell, Jr., is the majority owner of Echols Oil Company.

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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table shows the audit and tax fees that were billed or are expected to be billed for fiscal years 2018 and 2017:

	2018	2017
Audit Fees	33,500	33,500

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$ 33,500	$ 33,500

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

INCOMING, INC.

By:/s/ R. Samuel Bell, Jr.

R. Samuel Bell, Jr.

Chairman and CEO

Date: April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.  Each of the undersigned, being a director or officer of Incoming, Inc. (the “Company”), hereby constitutes and appoints R Samuel Bell and Eric Norris, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ R. Samuel Bell, Jr. R. Samuel Bell, Jr.	CEO and Chairman, Board of Directors (Principal Executive Officer)	April 16, 2019

/s/ Eric Norris Eric Norris	Vice President of Finance, Director (Principal Financial Officer)	April 16, 2019