Form 10-Q
period 2019-06-30
Incoming, Inc.
filed 2019-08-14
CIK 1423325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

42-1768468
(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No   [X]

As of August 14, 2019, there are 31,774,332 shares of Class A common stock and 1,980,000 shares of Class B common stock outstanding.

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

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS5

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS8

INCOMING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$-	$-
Accounts receivable, trade, net	228	228
Other current assets	400	400
Total current assets	628	628

Right of use asset	6,384	-
Total Assets	$7,012	$628

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$188,964	$193,066
Accrued liabilities	88,205	88,205
Accounts payable – related parties	274,916	274,916
Operating lease liability	6,384	-
Related party debt – short-term	291,002	240,302
Total current liabilities	849,471	796,489

Total Liabilities	849,471	796,489

Capital stock $0.001 par value; 200,000,000 shares authorized
Class A – 31,774,332 shares issued and outstanding, respectively	31,774	31,774
Convertible Class B – 1,980,000 shares issued and outstanding	1,980	1,980
Additional paid in capital	6,482,070	6,482,070
Accumulated deficit	(7,358,283)	(7,311,685)
Total Stockholders’ Deficit	(842,459)	(795,861)
Total Liabilities and Stockholders' Deficit	$7,012	$628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Operating expenses
Depreciation	-	8,164	-	16,238

Selling, General, and Administrative Expenses	23,367	28,212	46,598	56,234

Loss from Operations	(23,367)	(36,376)	(46,598)	(72,472)

Other income (expense)
Interest expense	-	-	-	(70)
Total other income (expense)	-	-	-	(70)

Net Loss	$(23,367)	$(36,376)	$(46,598)	$(72,542)

Net Loss per Class A Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss per Class B Common Share (Basic and Diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted Average Number of Class A Common Shares Outstanding (Basic and Diluted)	31,774,332	31,774,332	31,774,332	31,774,332
Weighted Average Number of Class B Common Shares Outstanding (Basic and Diluted)	1,980,000	1,980,000	1,980,000	1,980,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2018 and the six months ended June 30, 2019

(Unaudited)

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2017	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (6,935,447)	$ (419,623)
Net loss	-	-	-	-	-	(36,166)	(36,166)
Balances, March 31, 2018	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (6,971,613)	$ (455,789)
Net loss	-	-	-	-	-	(36,376)	(36,376)
Balances, June 30, 2018	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (7,007,989)	$ (492,165)

	Common Stock
	Class A Shares	Par	Class B Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balances, December 31, 2018	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (7,311,685)	$ (795,861)
Net loss	-	-	-	-	-	(23,231)	(23,231)
Balances, March 31, 2019	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (7,334,916)	$ (819,092)
Net loss	-	-	-	-	-	(23,367)	(23,367)
Balances, June 30, 2019	31,774,332	$ 31,774	1,980,000	$ 1,980	$ 6,482,070	$ (7,358,283)	$ (842,459)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from operating Activities
Net loss	$(46,598)	$(72,542)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	16,238
Changes in operating assets and liabilities
Prepaid expenses	-	3,821
Accounts payable	(4,102)	(8,433)
Accrued expenses	-	(44)
Net cash used in operating activities	(50,700)	(60,960)
Cash flows from investing activities
Proceeds from sale of equipment	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Proceeds from related party debt	50,700	59,450
Payments on short-term debt	-	(1,690)
Net cash provided by financing activities	50,700	57,760
Net decrease in cash for the period	-	(3,200)
Cash at beginning of period	-	3,480
Cash at end of period	$-	$280

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$70
Cash paid for income taxes	$202	$402

Non-cash financing transactions
Right of use asset and operating lease liability recognized during the period	$6,384	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOMING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1Basis of Presentation, Organization, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Incoming, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, do not include all disclosures normally required by generally accounting principles accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on April 16, 2019. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying financial statements for the period ended June 30, 2019 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2019.

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

Leases

The Company follows Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which increased the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”).  ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements.  The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy.  As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Consolidated Balance Sheet of $6,384. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings.

Nonemployee Share-Based Payments

On June 20, 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as part of its ongoing Simplification Initiative. Currently, share-based payments to nonemployees are accounted for under Subtopic 505-50, which significantly differs from the guidance for share-based payments to employees under Topic 718. This ASU supersedes Subtopic 505-50 by expanding the scope of Topic 718 to include nonemployee awards and generally aligning the accounting for nonemployee awards with the accounting for employee awards (with limited exceptions). The amendments specify that Topic 718 applies to all share-based payment transactions where the grantor is acquiring goods or services being used or consumed in its own operations by issuing these awards. They do not apply to share-based payments that are used to effectively provide financing for the grantor/issuer or that are granted in conjunction with selling goods or services to customers as part of a contract which should be accounted for under Topic 606.  This standard went into effect January 1, 2019, and has no impact on our consolidated financial statements.

Note 2Going Concern

These financial statements have been prepared on a going concern basis.  As of June 30, 2019, the Company had a working capital deficit of $848,843, and had an accumulated deficit of $7,358,283.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of capital stock and common stock options, loans from related parties, and revenue generated in the normal course of business. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3Related Party Transactions

As of June 30, 2019, the Company had notes payable to a related party, R. Samuel Bell, Jr., totaling $291,002 which are non-interest bearing and due on demand. Of the $291,002 in notes payable to R. Samuel Bell, Jr., $50,700 was borrowed during the first half of 2019. As of June 30, 2019, the Company had no outstanding related party receivables and had outstanding related party payables of $274,916 to Green Valley Bio-Fuels. Payables to Green Valley Bio-Fuels resulted from purchasing off-spec biodiesel for re-work in prior years. Green Valley Bio-Fuels is considered a related party since it is majority-owned by Mr. Frank A. Gay, who sits on the Company’s Board of Directors.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2019 and 2018, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Depreciation

Depreciation expense totaled $8,164 during the second quarter of 2018.  There was no depreciation expense in 2019 as all depreciable fixed assets were fully impaired during the third quarter of 2018.

Depreciation expense totaled $16,238 during the first two quarters of 2018.  There was no depreciation expense in 2019 as all depreciable fixed assets were fully impaired during the third quarter of 2018.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $23,367 for the period April 1, 2019 through June 30, 2019. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $28,212 for the period April 1, 2018 through June 30, 2018. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period April 1, 2019 through June 30, 2019 to the activity for the period April 1, 2018 through June 30, 2018, SG&A expenses were consistent and comparable to the prior year.

SG&A expenses totaled $46,598 for the period January 1, 2019 through June 30, 2019. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

SG&A expenses totaled $56,234 for the period January 1, 2018 through June 30, 2018. During the period under consideration, SG&A expenses primarily consisted of costs associated with payroll, office overhead and professional fees.

Comparing the Company’s activity for the period January 1, 2019 through June 30, 2019 to the activity for the period January 1, 2018 through June 30, 2018, SG&A expenses were consistent and comparable to the prior year.

Other Income (Expense)

The Company had no Other Income during the period April 1, 2019 through June 30, 2019 or during the same period in the prior year.

The Company had no Other Income during the period January 1, 2019 through June 30, 2019.

The Company had interest expense of $70 during the period January 1, 2018 through June 30, 2018.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2019	As of December 31, 2018
Current Assets	$628	$628
Current Liabilities	$849,471	$796.489
Working Capital Deficit	$(848,843)	$(795,861)
Accumulated Deficit	$(7,358,283)	$(7,311,685)

Cash Flows

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash used in operating activities	$(50,700)	$(60,960)
Cash provided by investing activities	-	-
Cash provided by financing activities	50,700	57,760
Net (decrease) in cash	$-	$(3,200)

As of June 30, 2019, our current assets totaling $628 consisted of accounts receivable and other current assets.  Our accounts payable and accrued liabilities and current portion of amounts due to related parties and third parties were $849,471 as of June 30, 2019.  As a result, we had a working capital deficit of $848,843.

Current assets for the Company totaled $628 as of December 31, 2018. Current liabilities for the Company totaled $796,489 as of December 31, 2018, which resulted in a working capital deficit of $795,861.

Comparing the working capital deficit at June 30, 2019 to the deficit at December 31, 2018, there was an increase of $52,982 as the deficit increased from $795,861 to $848,843. The biggest contributor to the overall increase was the Company’s additional related party borrowings to fund operations.

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

Historically, cash flow requirements have been primarily met through sales of biodiesel related products, through collections of accounts receivable, through share issuances, and through gross proceeds from bank and related party loans. For the six months ended June 30, 2019, the Company generated a loss from operations of $46,598 on no sales over the same period. For six months ended June 30, 2018, the Company generated a loss from operations of $72,472, including depreciation expense of $16,238, on no sales over the same period.

A portion of the Company’s operations have been funded through the issuance of common stock shares. As of June 30, 2019, the Company has issued 33,754,332 shares of common stock (31,774,332 shares of Class A stock and 1,980,000 shares of Class B stock).

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

Cash Used In Operating Activities

During the period January 1, 2019 through June 30, 2019, the Company’s cash used in operating activities totaled $50,700. For the same period, the Company’s cash used in operating activities was primarily attributable to making payments on trade payables.

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

Cash Provided By Investing Activities

During the period January 1, 2019 through June 30, 2019, the Company had no cash flow related to investing activities.

During the period January 1, 2018 through June 30, 2018, the Company had no cash flow related to investing activities.

Cash Provided By Financing Activities

During the period January 1, 2019 through June 30, 2019, the Company’s cash provided by financing activities totaled $50,700. This amount represents proceeds provided from short-term financing from a related party, net of payments on short-term debt.

During the period January 1, 2018 through June 30, 2018, the Company’s cash provided by financing activities totaled $57,760. This amount represents proceeds provided from short-term financing from a related party, net of payments on short-term debt.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”).  ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements.  The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy.  As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Consolidated Balance Sheets of $6,384. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2019.  We have identified the following material weaknesses in our internal control over financial reporting:

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2019.

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

August 14, 2019

By:

INCOMING, INC.

/s/ R. Samuel Bell, Jr.

R. Samuel Bell, Jr., CEO and Chairman, Board of Directors

/s/  Eric Norris

Vice President, Finance (Principal Financial Officer)